Form 10-Q
period 2023-09-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2023-11-14
CIK 1939365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from
________
 to
________

Commission File Number:
333-271198

Inspire Veterinary Partners, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-4359258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Lynnhaven Parkway Suite 400 Virginia Beach, Virginia	23452
(Address of principal executive offices)	(Zip Code)

(757) 734-5464
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	IVP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☐
    No
☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
   No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
   No
☒

As of November
14
, 2023, the registrant had
5,013,240
 ordinary shares issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Inspire Veterinary Partners, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INSPIRE VETERINARY PARTNERS, INC.
Financial Statements

Inspire Veterinary Partners, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,956,385	$444,253
Accounts receivable	241,631	-
Due from former owners	-	269,883
Inventory	680,313	582,019
Refundable income tax	151,796	192,139
Prepaid expenses and other current assets	507,469	253,795
Total current assets	3,537,594	1,742,089

Property and equipment, net	7,314,924	7,323,050
Right-of-use assets	630,187	746,973
Other intangibles, net	2,185,974	2,729,574
Goodwill	7,614,553	7,614,553
Other assets	13,640	29,456
Total assets	$21,296,872	$20,185,695

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$2,301,452	$1,018,931
Accrued expenses	547,588	690,740
Cumulative Series A preferred stock dividends payable	133,828	-
Operating lease liabilities	89,579	91,152
Loan payable	859,600	-
Bridge note, net of discount	-	3,899,156
Convertible debentures, net of issuance costs	100,000	-
Notes payable, net of discount	1,061,580	1,549,861
Total current liabilities	5,093,627	7,249,840

Operating lease liabilities, non-current	569,262	666,179
Convertible debentures, net of issuance costs	-	3,688,805
Notes payable - noncurrent	12,921,607	13,716,352
Total liabilities	18,584,496	25,321,176

Commitments and contingencies (Note 12)

Stockholder’s equity (deficit)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 4,605,077 and 970,457 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	461	98
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 and 4,300,000 shares issued and outstanding as of September 30,2023 and December 31, 2022, respectively	389	430
Convertible series A preferred stock, $0.0001 par value, 1,000,000 shares authorized, 442,458 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	44	-
Additional paid in capital	19,605,675	1,107,439
Accumulated deficit	(16,894,193)	(6,243,448)
Total stockholder's equity (deficit)	2,712,376	(5,135,481)
Total liabilities and stockholder's equity (deficit)	$21,296,872	$20,185,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$2,935,922	$2,253,400	$9,209,501	$4,898,599
Product revenue	1,183,726	670,679	3,682,088	1,756,758
Total revenue	4,119,648	2,924,079	12,891,589	6,655,357

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,206,216	1,717,483	6,847,963	3,583,420
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	853,622	457,068	2,631,752	1,166,353
General and administrative expenses	3,561,790	1,757,511	7,249,250	3,745,867
Debt extinguishment loss	16,105	-	16,105	-
Depreciation and amortization	313,316	163,208	915,824	325,563
Total operating expenses	6,951,049	4,095,270	17,660,894	8,821,203

Loss from operations	(2,831,401)	(1,171,191)	(4,769,305)	(2,165,846)

Other income (expense):
Interest income	12	981	18	1,019
Interest expense	(914,604)	(241,531)	(1,745,415)	(842,866)
Beneficial conversion feature	(4,137,261)	-	(4,137,261)	-
Other income	(748)	4,416	1,218	(180)
Total other expense	(5,052,601)	(236,134)	(5,881,440)	(842,027)

Loss before income taxes	(7,884,002)	(1,407,325)	(10,650,745)	(3,007,873)

Benefit for income taxes	-	-	-	30,094

Net loss	(7,884,002)	(1,407,325)	(10,650,745)	(2,977,779)
Dividend on convertible series A preferred stock	(133,828)	-	(133,828)	-
Net loss attributable to class A and B common stockholders	$(8,017,830)	$(1,407,325)	$(10,784,573)	$(2,977,779)

Net loss per Class A and B common shares:
Basic and diluted	$(1.25)	$(0.25)	$(1.90)	$(0.58)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,434,432	5,662,712	5,662,712	5,145,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Convertible Series A							Accumulated	Stockholders'
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Deficit	Equity (Deficit)
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	(As Restated)	(As Restated)
Balance as of December 31, 2022	-	$-	970,457	$98	4,300,000	$430	$1,107,439	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Net loss	-		-	-	-	-	-	(1,538,949)	(1,538,949)
Balance as of March 31, 2023	-	-	970,457	98	4,300,000	430	1,110,140	(7,782,397)	(6,671,729)
Issuance of convertible series A preferred stock in exchange for bridge note (contingent upon a qualified offering as of or before September 1, 2023 (See note 6))	442,459	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,227,794)	(1,227,794)
Balance as of June 30, 2023	442,459	-	970,457	98	4,300,000	430	1,110,140	(9,010,191)	(7,899,523)
Issuance of class A common stock in connection with initial public offering, net of issuance costs	-	-	1,600,000	160	-	-	5,439,411	-	5,439,571
Recognition of convertible series A preferred stock issuance upon initial public offering	-	44			-	-	4,440,644	-	4,440,688
Conversion of convertible debentures into class A common stock	-	-	1,495,928	149	-	-	4,414,168	-	4,414,317
Conversion of class B common stock into class A common stock	-	-	408,500	41	(408,500)	(41)	-	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(133,828)	-	(133,828)
Issuance of common stock for services	-	-	130,192	13	-	-	197,879		197,892
Beneficial conversion feature on convertible debentures	-	-	-	-	-	-	1,569,395	-	1,569,395
Beneficial conversion feature on convertible series A preferred stock	-		-	-	-	-	2,567,866	-	2,567,866
Net loss								(7,884,002)	(7,884,002)
Balance as of September 30, 2023	442,459	$44	4,605,077	$461	$3,891,500	$389	19,605,675	$(16,894,193)	$2,712,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Deficit

	Contingent Convertible Series A							Accumulated	Stockholders'
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Deficit	Deficit
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	(As Restated)	(As Restated)
Balance as of December 31, 2021	-	$-	845,456	$85	4,300,000	$430	$461,916	$(1,331,522)	$(869,091)
Issuance of warrants in conjunction with bridge loan	-	-	-	-	-	-	235,637	-	235,637
Net loss	-	-	-	-	-	-	-	(922,746)	(922,746)
Balance as of March 31, 2022	-		845,456	85	4,300,000	430	697,553	(2,254,268)	(1,556,200)
Net loss	-	-	-	-	-	-	-	(647,708)	(647,708)
Balance as of June 30, 2022	-	-	845,456	85	4,300,000	430	697,553	(2,901,976)	(2,203,908)
Net loss	-	-	-	-	-	-	-	(1,407,325)	(1,407,325)
Balance as of September 30, 2022	-	$-	845,456	$85	4,300,000	$430	$697,553	$(4,309,301)	$(3,611,233)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,650,745)	$(2,977,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915,824	322,165
Amortization of debt issuance costs	128,583	104,878
Amortization of debt discount	650,731	383,904
Amortization of operating right of use assets	116,786	13,958
Debt extinguishment loss	16,105	-
Issuance of warrants to CEO	2,701	-
Issuance of class A common stock for services	197,892	-
Beneficial conversion feature	4,137,261	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(241,631)	-
Due from former owners	269,883	(377,424)
Inventory	(98,294)	(169,894)
Refundable income tax	40,343	-
Prepaid expenses and other current assets	(253,674)	(9,973)
Other assets	15,816	-
Accounts payable	1,282,521	585,706
Accrued expenses	502,398	(185,724)
Operating lease liabilities	(98,490)	(7,743)
Net cash used in operating activities	(3,065,990)	(2,317,926)

Cash flows from investing activities:
Purchase of property and equipment	(360,082)	(3,452,254)
Purchase of intangible assets	(4,016)	(1,427,219)
Payment for acquisition of businesses	-	(4,158,214)
Advances for target acquisitions	-	46,337
Net cash used in investing activities	(364,098)	(8,991,350)

Cash flows from financing activities:
Proceeds from issuance of class A common stock in connection with initial public offering, net of offering costs	5,439,571	-
Advances from related parties	-	310,000
Net proceeds from loan payable	1,507,460	-
Payments on loan payable	(1,105,960)	-
Proceeds from note payable, net of discount	-	7,221,164
Debt issuance costs	-	(109,596)
Repayment of note payable	(1,298,851)	(347,842)
Proceeds from issuance of bridge notes	-	1,100,000
Proceeds from issuance of convertible debentures	650,000	1,252,000
Repayment of convertible debentures	(250,000)	-
Net cash provided by financing activities	4,942,220	9,425,726

Net increase (decrease) in cash and cash equivalents	1,512,132	(1,883,550)
Cash and cash equivalents, beginning of period	444,253	2,058,418
Cash and cash equivalents, end of period	$1,956,385	$174,868

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$188,952	$80,349

Noncash investing and financing activity
Liabilities recorded through operating leases	$-	$737,201
Acquisition of assets through operating leases	$-	$(737,201)
Series A Preferred Stock Dividend	$133,828	$-
Issuance of convertible series A preferred stock due to conversion of bridge notes	$4,440,688	$-
Issuance of class A common stock due to conversion of convertible debentures	$4,414,318	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed
Consolidated Financial Statements
September 30, 2023

1.	Description of Business
Business Description
Inspire Veterinary Partners, Inc. (the “Company” or “Inspire”) is a C-corporation which incorporated in the state of Delaware on December 2, 2020. On June 29, 2022, the Company converted into a Nevada C-corporation (“Conversion”). The Conversion did not result in any change in the corporate name, business, management fiscal year, accounting, location of the principal executive officer, capitalization structure, or assets or liabilities of the Company. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds.
As the Company expands, additional modalities are becoming a part of the offerings at its hospital, including equine care. With 14 clinics located in 10 states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential to make them worthy acquisition targets. Because the company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates its business as one operating and one reportable segment.
Services provided at owned hospitals include preventive care for companion animals consisting of annual health exams which include: parasite control; dental health; nutrition and body condition counseling; neurological examinations; radiology; bloodwork; skin and coat health and many breed specific preventive care services. Surgical offerings include all soft tissue procedures such as spays and neuters, mass removals, splenectomies and can also include gastropexies, orthopedic procedures and other types of surgical offerings based on a doctor’s training. In many locations additional means of care and alternative procedures are also offered such as acupuncture, chiropractic and various other health and wellness offerings.
The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, and IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, MD Holdco. Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco is used to acquire hospitals in various states and jurisdictions.
The Company is the managing member of IVP Real Estate Holding Co., LLC (“IVP RE”), a Delaware limited liability company, which is the managing member of IVP CO Properties, LLC (“CO RE”), a Delaware limited liability company, IVP FL Properties, LLC (“FL RE”), a Delaware limited liability company, IVP TX Properties, LLC (“TX RE”), a Delaware limited liability company, KVC Properties, LLC, (“KVC RE”), a Hawaii limited liability company, IVP CA Properties, LLC (“CA RE”), a Delaware limited liability company, IVP MD Properties, LLC (“MD RE”), a Delaware limited liability company, IVP OH Properties, LLC (“OH RE”), a Delaware limited liability company, IVP IN Properties, LLC (“IN RE”), a Delaware limited liability company, and IVP PA Properties, LLC (“PA RE”), a Delaware limited liability company. The Company through IVP RE operates and controls all business and affairs of CO RE, FL RE, TX RE, KVC RE, CA RE, MD RE, OH RE, IN RE and PA RE. IVP RE is used to acquire real property in various states and jurisdictions.

Initial Public Offering

On August 31, 2023, we closed our IPO of 1.6 million shares of class A common stock, at a public price of $4.00 per share. The total net proceeds we received in the IPO were approximately $5.4 million after deducting underwriting discounts and commissions of $512,000 and offering expenses of $448,429. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP.

COVID-19
Impacts resulting from the COVID-19 pandemic have resulted in a widespread health crisis that has already adversely affected the economies and financial markets of many countries around the world. The international response to the spread of COVID-19 has led to significant restrictions on travel; temporary business closures; quarantines; global stock market and financial market volatility; a general reduction in consumer activity; operating, supply chain and project development delays and disruptions; and declining trade and market sentiment; all of which have and could further affect the world economy.
The extent to which the novel coronavirus may impact the Company’s business, will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States, business closures or business disruptions and the effectiveness of actions taken by governments around the globe to contain and treat the disease. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors and its impact on the Company’s business.

2.	Significant Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, which are included in Form S-1/A (registration statement) filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2023. Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2022 and 2021, included in Form S-1/A (registration statement) filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2023. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification(“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations, and cash flows. The December 31, 2022, condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

On October 20, 2022, the Company amended and restated the articles of incorporation to change the designation of the Class A common stock and the Class B common stock, whereas the Class A common stock prior to the amendment had 25 votes per share is now designated Class B common stock and the Class B common stock prior the amendment had 1 vote per share is now designated Class A common stock.
All information included in these unaudited condensed consolidated financial statements have been adjusted, on a retrospective basis to reflect the change in designation.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2023, had an accumulated deficit of $16,894,193. For the nine months ending September 30, 2023, the Company sustained a net loss of $10,650,745. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on the reporting results of operations and did not affect previously reported amounts in the Balance Sheet, Statement of Changes in Stockholders’ Deficit and Statement of Cash Flows.

Accounts Receivable

Accounts receivables are recorded at net realizable value. Management evaluates the collectability of accounts receivable and establishes an allowance for doubtful accounts based on historical write-offs, collections, and current economic conditions. Recoveries of receivables previously charged off are offset against bad debt expense when received. The allowance for doubtful accounts was $0 as of September 30, 2023 and December 31, 2022.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted net loss per share of common shares includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, share options and warrants, which would result in the issuance of incremental shares of common shares. For diluted net loss per share, the weighted-average number of common shares is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:
	September 30,
	2023	2022
Warrants	959,610	-
Convertible Series A Preferred Shares	1,823,366	-
Total	2,782,976	-

Emerging Growth Company Status

The Company is an Emerging Growth Company, as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

3.	Property and equipment

As of September 30, 2023 and December 31, 2022, property and equipment, net, consisted of the following:

	September 30,	December 31,
	2023	2022
Land	$1,839,596	$1,839,596
Computers and equipment	1,361,716	1,321,708
Furniture and fixtures	143,874	143,874
Automobile	101,269	69,083
Leasehold improvements	383,879	95,991
Buildings	4,162,088	4,162,088
	7,992,422	7,632,340
Less - accumulated depreciation	(677,498)	(309,290)
Property and Equipment, net	$7,314,924	$7,323,050

Depreciation expense was $128,517 and $39,402 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $368,208 and $133,963 for the nine months ended September 30, 2023 and 2022, respectively.
4.	Goodwill and Intangible Assets
The following summarizes the Companies’ intangibles assets as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Client List	$1,851,000	$1,851,000
Noncompete Agreement	354.300	354,300
Trademark	852,700	852,700
Other Intangible Assets	45,835	41,819
Accumulated amortization	(917,861)	(370,245)
	$2,185,974	$2,729,574
Amortization expense was $184,799 and $120,408 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $547,616 and $188,202 for the nine months ended September 30, 2023 and 2022, respectively.
Expected future amortization expense of intangible assets as of September 30, 2023 is as follows:

Remainder of 2023	184,181
2024	667,551
2025	548,521
2026	503,239
2027	282,482
$2,185,974

5.	Business acquisitions

Advanced Veterinary Care of Pasco
On January 14, 2022, the Company acquired the veterinary practice and related assets of Advanced Veterinary Care of Pasco in Hudson, FL by entering into an Asset Purchase Agreement (“Advanced Veterinary APA”) with Advanced Veterinary Care of Pasco, LLC (“AVP”) and DJA Asset Management, LLC, (“DJA”) (the “Pasco Practice” or collectively “Pasco”) in exchange for the payment of $1,014,000 through the Company’s wholly owned subsidiary, IVP FL Holding Company, LLC.
This acquisition was financed by a loan provided by Farmers National Bank of Danville Kentucky for a total of $817,135 (See Note 6 – Debt – Master Lending and Credit Facility) and convertible note payable due to the sellers on or before September 9, 2027 in the amount of $164,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
11

The total cash consideration paid for the combined acquisitions from the Pasco Practice in the amount of $1,014,000 was accounted for the acquisition as single business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$850,000
Note Payable	164,000
Acquisition costs included in general and administrative	25,315

Recognized amounts of identifiable assets acquired
Inventory	35,000
Furniture, fixtures & equipment	144,904
Trademark (5-year life)	97,600
Non-compete agreement (2-year life)	25,500
Client list (5-year life)	157,000
Total identifiable net assets assumed	460,004
Goodwill	553,996
Total	$1,014,000

Since we first reported the preliminary purchase price allocation for the Pasco transaction as of June 30, 2022, the Company made measurement periodic adjustment, which composed of a $74,904 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
Lytle Veterinary Clinic

On March 15, 2022, the Company acquired the veterinary practice and related assets of Lytle Veterinary Clinic in Texas by entering into an Asset Purchase Agreement (“Lytle APA”) with Lytle Veterinary Clinic, Inc. (“Lytle”) in exchange for the payment of $662,469 through the Company’s wholly owned subsidiary IVP Texas Holding Company, LLC and its wholly owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the Company the real estate operations (land and buildings) utilized by the Lytle Practice was purchased through a Bill of Sale in exchange for $ 780,000 from the Lytle Practice through the Company’s wholly owned subsidiary, IVP Texas Properties, LLC.
This acquisition was financed by two loans provided by Farmers National Bank of Danville Kentucky for a total of $1,141,098 (See Note 6 – “Debt – Master Lending and Credit Facility) and convertible note payable due to the sellers on or before September 9, 2027 in the amount of $100,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
12

The total cash consideration paid for the combined acquisitions from the Lytle Practice in the amount of $1,442,469 was accounted for the acquisition as single business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$1,342,469
Note Payable	100,000

Acquisition costs included in general and administrative	43,605
Recognized amounts of identifiable assets acquired
Inventory	28,894
Buildings	660,000
Land	120,000
Furniture, fixtures & equipment	22,991
Tradename – trademarks (5-year life)	40,300
Non-compete agreement (2-year life)	23,200
Client list (5-year life)	116,000
Total identifiable net assets assumed	1,011,385
Goodwill	431,084
Total	$1,442,469
Since we first reported the preliminary purchase price allocation for the Lytle transaction as of June 30, 2022, the Company made measurement period adjustment, which composed of a $46,563 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
Southern Kern Veterinary Clinic

On March 22, 2022, the Company acquired the veterinary practice and related assets of Southern Kern Veterinary Clinic in California by entering into an Asset Purchase Agreement (“Kern APA”) with Southern Kern Veterinary Clinic, Inc. (“Kern”) in exchange for the payment of $1,500,000 through the Company’s wholly owned subsidiary IVP CA Holding Co., LLC and its wholly owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the real estate operations (land and buildings) utilized by the Kern Practice was purchased through a Bill of Sale in exchange for $500,000 from the Kern Practice through the Company’s wholly owned subsidiary, IVP CA Properties, LLC. This acquisition was financed by two loans provided by Farmers National Bank of Danville Kentucky for a total of $1,700,000 (See Note 6 – “Debt – Master Lending and Credit Facility).
The total cash consideration paid for the combined acquisitions from the Kern Practice in the amount of $2,000,000 was accounted for the acquisition as single business combinations, in accordance with ASC Topic 805. The Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$2,000,000
Acquisition costs included in general and administrative	34,812

Recognized amounts of identifiable assets acquired
Inventory	25,000
Buildings	425,156
Land	74,844
Furniture, fixtures & equipment	176,862
Tradename – Trademarks (5-year life)	57,800
Non-compete agreement (2-year life)	38,600
Client list (5-year life)	249,000
Total identifiable net assets assumed	1,047,262
Goodwill	952,738
Total	$2,000,000

Since we first reported the preliminary purchase price allocation for the Kern transaction as of June 30, 2022, the Company made measurement period adjustment, which composed of a $76,862 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
Bartow Animal Clinic

On May 18, 2022, the Company acquired the veterinary practice and related assets of Bartow Animal Clinic in Bartow, FL by entering into an Asset Purchase Agreement (“Bartow APA”) with Winter Park Veterinary Clinic, Inc. (“Bartow”) in exchange for the payment of $1,055,000 through the Company’s wholly owned subsidiary IVP FL Holding Company LLC. Simultaneously, the real estate operations (land and buildings) utilized by the Bartow Practice was purchased through a Bill of Sale in exchange for $350,000 from the Bartow Practice through the Company’s wholly owned subsidiary, IVP CA Properties, LLC.
This acquisition was financed by two loans provided by Farmers National Bank of Danville Kentucky for a total of $969,000 (See Note 6 – “Debt – Master Lending and Credit Facility) and convertible note payable due to the sellers on or before September 9, 2027 in the amount of $100,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the combined acquisitions from the Bartow Practice in the amount of $1,405,000 was accounted for the acquisition as single business combinations, in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$1,305,000
Notes Payable	100,000
Acquisition costs included in general and administrative	14,960

Recognized amounts of identifiable assets acquired
Inventory	15,000
Buildings	230,000
Land	60,000
Furniture, fixtures & equipment	171,984
Tradename – Trademarks (5-year life)	49,800
Non-compete agreement (2-year life)	13,900
Client list (5-year life)	90,000
Total identifiable net assets assumed	630,684
Goodwill	774,316
Total	$1,405,000
Since we first reported the preliminary purchase price allocation for the Bartow transaction as of June 30, 2022, the Company made measurement period adjustment, which composed of a $96,984 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
Dietz Family Pet Hospital

On June 15, 2022, the Company acquired the veterinary practice and related assets of Dietz Family Pet Hospital in Richmond, TX by entering into an Asset Purchase Agreement (“Dietz APA”) with Dietz Family Pet Hospital, P.A. (“Dietz”) in exchange for the payment of $500,000 through the Company’s wholly owned subsidiary IVP Texas Holding Company LLC and its wholly owned subsidiary, IVP Texas Managing Co. LLC.
14

This acquisition was financed by a loan provided by Farmers National Bank of Danville Kentucky for a total of $382,500 (See Note 6 – “Debt – Master Lending and Credit Facility) and note payable due to the sellers on or before September 9, 2027 in the amount of $50,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the acquisition of the Dietz Practice in the amount of $500,000 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$450,000
Notes Payable	50,000
Acquisition costs included in general and administrative	20,193

Recognized amounts of identifiable assets acquired
Inventory	21,000
Furniture, fixtures & equipment	59,151
Tradename – trademarks (5-year life)	37,800
Non-compete agreement (2-year life)	12,200
Customer Lists (5-year life)	32,000
Total identifiable net assets assumed	162,151
Goodwill	337,849
Total	$500,000
Since we first reported the preliminary purchase price allocation for the Dietz transaction as of June 30, 2022, the Company made measurement period adjustment, which composed of a $15,849 decrease to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
Aberdeen Veterinary Clinic

On July 29, 2022, the Company acquired the veterinary practice and related assets of Aberdeen Veterinary Clinic in Aberdeen, MD (“Aberdeen Practice”) by entering into an Asset Purchase Agreement (“Aberdeen APA”) with Fritz Enterprises, Inc. in exchange for the payment of $574,683 through the Company’s wholly owned subsidiary, IVP MD Holding Company, LLC.
This acquisition was financed by a loan provided by Farmers National Bank of Danville Kentucky for a total of $445,981 (See Note 6 – Debt – Master Lending and Credit Facility) and a convertible note payable due to the sellers on or before September 9, 2027 in the amount of $50,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the acquisition from the Aberdeen Practice in the amount of $574,683 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$524,683
Convertible Notes Payable	50,000
Acquisition costs included in general and administrative	17,762

Recognized amounts of identifiable assets acquired
Inventory	20,000
Furniture, fixtures & equipment	145,982
Trademark (5-year life)	18,600
Non-compete agreement (2-year life)	9,700
Client list (5-year life)	25,000
Total identifiable net assets assumed	219,282
Goodwill	355,401
Total	$574,683

Since we first reported the preliminary purchase price allocation for the Aberdeen transaction as of June 30, 2022, the Company made measurement period adjustment, which composed of a $30,882 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.
All Breed Pet Care

On August 12, 2022, the Company acquired the veterinary practice and related assets of All Breed Pet Care veterinary clinic in Newburgh, IN by entering into an Asset Purchase Agreement (“All Breed APA”) with Tejal Rege (the “All Breed Practice” or collectively “All Breed”) in exchange for the payment of $952,000 through the Company’s wholly owned subsidiary IVP IN Holding Company, LLC. Simultaneously, the real estate operations (land and building) utilized by the All Breed practice was purchased through a Bill of Sale in exchange for $1,200,000 from All Breed Pet Care, LLC through the Company’s wholly owned subsidiary, IVP IN Properties, LLC.
These acquisitions were financed by three loans provided by Farmers National Bank of Danville Kentucky for a total $1,765,450 (See Note 6 – Debt – Master Lending and Credit Facility) and convertible note payable due to the sellers on or before September 9, 2027 in the amount of $75,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the acquisition of the All Breed Practice in the amount of $2,122,000 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$2,077,000
Convertible Notes Payable	75,000
Acquisition costs included in general and administrative	15,000

Recognized amounts of identifiable assets acquired
Inventory	45,000
Building	1,045,000
Land	155,000
Furniture, fixtures & equipment	170,013
Trademark (5-year life)	63,600
Non-compete agreement (2-year life)	31,800
Client list (5-year life)	196,000
Total identifiable net assets assumed	1,706,413
Goodwill	445,587
Total	$2,152,000
Since we first reported the preliminary purchase price allocation for the All Breed transaction as of June 30, 2022, the Company made measurement period adjustments, which composed of a $20,000 increase to Inventory and a $70,013 increase to Furniture, fixtures & equipment. This adjustment did not have a significant impact on our consolidated statements of operations in the period previously presented. The adjustment was recognized in the reporting period in which the adjustment amounts is determined, which was the fourth quarter of 2022.

Pony Express
On October 31, 2022, the Company acquired the veterinary practice and related assets of Pony Express Veterinary Clinic in Xenia, OH (“Pony Express Practice” or collectively “Pony Express”) by entering into an Asset Purchase Agreement (“Pony Express APA”) with Pony Express Veterinary Hospital, Inc. in exchange for the payment of $2,608,652 through the Company’s wholly owned subsidiary, IVP OH Holding Company, LLC. Simultaneously, the real estate operations (land and building) utilized by the Pony Express practice was purchased through a Bill of Sale in exchange for $500,000 from Pony Expressions Enterprises, Ltd through the Company’s wholly owned subsidiary, IVP OH Properties, LLC.
This acquisition was financed by three loans provided by First Southern National Bank for a total of $2,853,314 (See Note 6 – Debt – Master Lending and Credit Facility) and a convertible note payable due to the sellers on or before September 9, 2027 in the amount of $200,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the acquisition from the Pony Express Practice in the amount of $3,108,652 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$2,908,652
Convertible Note Payable	200,000
Acquisition costs included in general and administrative	6,077

Recognized amounts of identifiable assets acquired
Inventory	44,000
Building	234,221
Land	265,779
Furniture, fixtures & equipment	253,072
Trademark (5-year life)	276,900
Non-compete agreement (2-year life)	120,400
Client list (5-year life)	556,000
Total identifiable net assets assumed	1,760,372
Goodwill	1,348,280
Total	$3,108,652
Williamsburg

On December 9, 2022, the Company acquired the veterinary practice and related assets of Williamsburg Veterinary Clinic in Williamsburg, MA (“Williamsburg Practice”) by entering into an Asset Purchase Agreement (“Williamsburg APA”) with Williamsburg Animal Clinic, LLC in exchange for the payment of $850,000 through the Company’s wholly owned subsidiary, IVP MA Holding Company, LLC.
This acquisition was financed by a loan provided by Farmers National Bank of Danville Kentucky for a total of $637,500 (See Note 6 – Debt – Master Lending and Credit Facility) and a convertible note payable due to the sellers on or before September 9, 2027 in the amount of $100,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
17

The total cash consideration paid for the acquisition from the Williamsburg Practice in the amount of $850,000 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$750,000
Convertible Note Payable	100,000
Acquisition costs included in general and administrative	19,196

Recognized amounts of identifiable assets acquired
Inventory	61,196
Building	-
Land	-
Furniture, fixtures & equipment	28,202
Trademark (5-year life)	79,500
Non-compete agreement (2-year life)	56,300
Client list (5-year life)	190,000
Total identifiable net assets assumed	415,198
Goodwill	434,802
Total	$850,000
Old 41

On December 16, 2022, the Company acquired the veterinary practice and related assets of The Old 41 Veterinary Clinic in Bonita Springs, FL (“Old 41 Practice” or collectively “Old 41”) by entering into an Asset Purchase Agreement (“Old 41 APA”) with The Old 41 Animal Hospital, LLC in exchange for the payment of $665,000 through the Company’s wholly owned subsidiary, IVP FL Holding Company, LLC. Simultaneously, the real estate operations (land and building) utilized by the Old 41 practice was purchased through a Bill of Sale in exchange for $800,000 from Scott A. Gregory DVM, LLC through the Company’s wholly owned subsidiary, IVP FL Properties, LLC.
This acquisition was financed by two loans provided by First Southern National Bank for a total of $1,208,000 (See Note 6 – Debt – Master Lending and Credit Facility) and a convertible note payable due to the sellers on or before September 9, 2027 in the amount of $50,000 with an interest rate per annum of 6% payable on the first business day of January annually beginning in 2023, convertible into the Company’s Series B Common Stock at a 25% discount upon of the opening price of the Company’s public offering, or upon a liquidation event.
The total cash consideration paid for the acquisition from the Old 41 Practice in the amount of $1,465,000 was accounted for in accordance with ASC Topic 805. The final purchase price allocation amounts are as follows:

Consideration:
Cash paid prior to the time of closing	$1,415,000
Convertible Note Payable	50,000
Acquisition costs included in general and administrative	12,820

Recognized amounts of identifiable assets acquired
Inventory	15,804
Building	570,000
Land	300,000
Furniture, fixtures & equipment	103,239
Trademark (5-year life)	44,900
Non-compete agreement (2-year life)	17,400
Client list (5-year life)	44,000
Total identifiable net assets assumed	1,095,343
Goodwill	369,657
Total	$1,465,000

Pro-Forma Financial Information (Unaudited)
The following unaudited pro forma information presents the consolidated results of Pasco Practice, Kern Practice, Lytle Practice, Bartow Practice, Dietz Practice, Aberdeen Practice, All Breed Practice, Pony Express Practice, Williamsburg Practice, and Old 41 Practice included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022, as if the acquisitions were made on January 1, 2022. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $111,045 and $49,595 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the nine and three months ended September 30, 2022, respectively.

The unaudited pro forma consolidated results of operations, assuming the acquisitions had occurred on January 1, 2022, are as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2022	September 30, 2022
Revenue	$8,754,610	$5,710,738
Costs and expenses	10,312,255	7,147,711
Loss from operations	(1,557,645)	(1,436,973)
Other income (expense)	(842,027)	(643,183)
Loss before income taxes	(2,399,672)	(2,080,156)
Provision of income taxes	30,094	30,094
Net income (loss)	(2,369,578)	(2,050,062)
6.	Debt

Master Lending and Credit Facility

On June 25, 2021, the Company entered into a master line of credit loan agreement (“MLOCA”) with Wealth South a division of Farmers National Bank of Danville, Kentucky (“FNBD”). The MLOCA provides for a $2,000,000 revolving secured credit facility (“Revolving Line”) to be drawn for the initial purchase of veterinary clinical practices (“Practices”) and a $8,000,000 closed end line of credit (“Closed End Line”) to be disbursed as individual loans (Term Loans) to paydown draws on the Revolving Line and to provide longer term financing of the purchase of Practices. Each draw on the Revolving Line shall be repaid with a Term Loan out of the Closed End Line within one hundred and twenty (120) days of the draw on the Revolving Line. Each draw on the Revolving Line and the Closed End Line shall not exceed eighty-five (85%) percent of the purchase price of the Practice. The Company shall contribute and maintain equity of a minimum of fifteen (15%) percent of the initial purchase price of a Practice as long as any draw on the Revolving Line or a Term Loan remains unpaid with FNBD. The Revolving Line has an interest rate equal to the New York Prime Rate plus 0.50% that shall never be less than 3.57%. Each Term Loan issued under the Closed End Line shall have a fixed interest rate of 3.98% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest rate will equal to the New York Prime Rate plus 0.65% that shall never be less than 3.57%. Each Practice to be acquired must have a minimum projected debt-service coverage ratio (“DSCR”) of 1.0x, defined as earnings before interest depreciation and amortization (“EBIDA”)/Annual Debt Service Requirement. The MLOCA terminates and the Revolving Line matures on June 25, 2023.

Under the MLOCA the Term Loans to acquire a Practice shall not exceed 10 years. The first twelve months of the Term Loan may be interest only. Thereafter, the Loan will convert to an amortizing loan with monthly principal and interest payments. For Practice only Term Loans (“Practice Term Loans”), after the initial twelve-month interest only period, the balance will amortize over 9 years. For Loans made to purchase real property (“RE Term Loans”), after the initial twelve-month interest only period, the balance will amortize over a 19-year period.

There is no prepayment penalty on payments on the Revolving Line. The Term Loans are subject to a refinance fee of 2% of the then outstanding principal balance of the Term Loan if paid within two years of entering into the Term Loan and 1% of the then outstanding principal balance of the Term Loan if paid within three to five years of entering into the Term Loan. The refinance fee is due only if the Term Loan is paid off by refinancing. Borrowing under the MLOCA are guaranteed by Kimball Carr, CEO & President of the Company.

On August 18, 2022 the MLOCA was amended and restated to terminate the revolving feature on the Revolving Line and convert the line of credit to a closed end draw note (“Closed End Draw Note”) that mature on August 18, 2024. Each draw on the Closed End Draw Note shall not exceed eighty-five (85%) percent of the purchase price of the Practice. The Company shall contribute and maintain equity of a minimum of fifteen (15%) percent of the initial purchase price of a Practice as long as any draw on the Closed End Draw Note or a Term Loan remains unpaid with FNBD. The interest rate charge on all sums advance under the amended and restated MLOCA shall be 5.25% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest will be equal to the New York Prime Rate plus 0.65% that shall never be less than 4.75%. Each Practice to be acquired must have a minimum projected DSCR of 1.0x, defined as EBIDA/Annual Debt Service Requirement. The MLOCA terminates and the Closed End Draw Note matures on August 18, 2024.

Notes payable to FNBD as of September 30, 2023 and December 31, 2022 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2023	December 31, 2022	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$230,945	$237,272	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	215,706	231,987	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	210,970	216,750	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	296,380	318,750	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	766,197	817,135	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	455,908	478,098	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	651,369	663,000	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	417,544	425,000	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,215,823	1,275,000	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	243,636	246,500	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	700,247	722,500	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	373,669	382,500	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	439,161	445,981	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	1,017,081	1,020,000	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	515,562	519,527	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	224,306	225,923	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	637,500	637,500	2,556
$8,863,423					$8,612,004	$8,863,423	$81,109

The Company amortized $1,412 and $1,924 of issuance cost in the aggregate during the three months ended September 30, 2023 and 2022, respectively, and $5,436 and $4,734 of issuance cost in the aggregate during the nine months ended September 30, 2023 and 2022, respectively, for the FNBD notes payable.

FSB Commercial Loans

On January 11, 2021, the Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the Kauai Veterinary Clinic, LLC acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 15, 2024. The commercial loan was modified in January 2021 to extend the maturity date to February 25, 2041. The fixed rate loan has monthly payments of $6,903 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $13,264 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan.
The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of September 1, 2024. The commercial loan was modified in January 2021 to extend the maturity date to January 25, 2031. The fixed rate loan has monthly payments of $13,157 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $10,085 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan.
The third commercial loan with FSB entered into on January 11, 2021 in the amount of $
450,000
has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and the interest rate remained at 5.05%. The commercial loan had issuance costs of $753 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan.
On October 31, 2022 the company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB that was entered into on October 31, 2022, was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.
The second loan with FSB that was entered into on October 31, 2022, was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.
The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of April 1, 2023. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.
On December 16, 2022, the company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772, except for a final payment of 593,039. The loan had issuance costs of $4,531 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.
The second loan with FSB that was entered into December 16, 2022, was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of September 30, 2023 and December 31, 2022 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2023	December 31, 2022	Issuance Cost
$1,105,000	KVC	1/25/21	2/25/41	4.35%	$1,006,834	$1,045,310	$13,264
1,278,400	KVC	1/25/21	1/25/31	4.35%	989,691	1,074,251	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	53,964	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,943,067	2,061,346	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	390,200	398,258	3,277
700,00	Pony Express	10/31/22	8/16/23	6.75%	-	700,000	-
568,000	Old 41	12/16/22	12/16/25	6.5%	532,812	568,000	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	627,994	640,000	5,077
$7,428,235					$5,490,598	$6,531,377	$62,562

The Company amortized $3,482 and $517 of issuance cost in the aggregate during the three months ended September 30, 2023 and 2022, respectively, and $10,389 and $1,536 of issuance cost in the aggregate during the nine months ended September 30, 2023 and 2022, respectively, for the FSB notes payable.

Notes payable as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
FNBD Notes Payable	$8,612,004	$8,863,423
FSB Notes Payable	5,490,598	6,531,377
Car loan	-	6,653
Total notes payable	14,102,602	15,401,453
Unamortized debt issuance costs	(119,415)	(135,240)
Notes payable, net of issuance cost	13,983,187	15,266,213
Less current portion	(1,061,580)	(1,549,861)
Long-term portion	$12,921,607	$13,716,353

Notes payable repayment requirements as of September 30, 2023, in the succeeding years are summarized as follows:

Remainder of 2023	$248,019
2024	1,087,839
2025	3,700,190
2026	927,965
2027	968,316
Thereafter	$7,170,273

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note was convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note had a face value of $2,500,000 with an original issue discount (“OID”) of 12% and had a maturity date of January 24, 2023. The OID of $300,000 was amortized over the life of the loan. If the Company had not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The Bridge Loan had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $64,670 of issuance cost for the three months ended September 30, 2023 and 2022 and $62,758 and $92,629 of issuance cost during the nine months ended September 30, 2023 and 2022, respectively.

In conjunction with the Bridge Note the Company issued warrants on January 24, 2022 to Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund (collectively the “Bridge Lenders”). The warrants entitled the Bridge Lenders to purchase the Company’s Class A common stock, at a purchase price equal to the per share price in an IPO. The quantity of the Company's common stock of subject to purchase upon exercise of the warrants is equal to 50% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing, unless a Qualified Financing had not been completed by January 24, 2023 in which case the quantity of Class A common stock subject to purchase upon exercise of the warrants will be an amount equal to 75% of the face value of the Bridge Note divided by the per-share price in the Qualified Financing. If a Qualified Financing has not consummated or the Bridge Note had not been repaid in full on or before January 24, 2027, then the quantity of common stock subject to purchase upon exercise of the warrants will be an amount equal to 100% of the face value divided by the per-share price equal to the fair market value of one share of Class A common stock as mutually agreed by the Holder and the Company. The warrants were exercisable through the fifth anniversary of the issuance date. The warrants could be redeemed at the option of the Company at any time following a Qualified Financing if the Company’s common stock trade on a national securities exchange at a price equal to the purchase price of the Company’s common stock in the Qualified Financing multiplied by 2 for a period of ten consecutive trading days.
On November 18, 2022, the Company entered into a Original Issue Discount Secured Convertible Note loan (“bridge loan”) with Target Capital 1, LLC for $1,136,364. The note is issued at an original issue discount of 12% with an maturity date on the earlier of March 31, 2023 (“Initial Maturity Date”) or the Company’s sale of its Common Stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the Common Stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “Maturity Date”). The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note, and all accrued but unpaid interest at any time prior to the Maturity Date without the prior written consent of the Holder in the principal amount of $1,136,364, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the Initial Maturity Date due to, upon the closing date of a Qualified Financing, the Company shall pay to the Holder $1,136,364, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default, until the Event of Default is cured, or the Note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).
In conjunction with the Original Issue Discount Secured Convertible Note with Target Capital 1, LLC the company issued the holder 41,167 shares of Class A Common Stock and equity classified warrants that entitle the holder to purchase the Company’s common stock at a purchase price equal to the per share price in an IPO. The quantity of the Company's common stock of subject to purchase upon exercise of the warrants is equal to 75% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing.
On November 18, 2022, the Company entered into a Original Issue Discount Secured Convertible Note with 622 Capital LLC for $568,182. The note is issued at an original issue discount of 12% with an maturity date on the earlier of January 24, 2023 (“Initial Maturity Date”) or the Company’s sale of its Common Stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the Common Stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “Maturity Date”). If the Company has filed its Form S-1 Registration Statement with the SEC on or prior to the Initial Maturity Date but the Qualified Financing has not closed by such date (“Automatic Extension”) then all principal and accrued interest under this Note shall become due and payable in cash on July 24, 2023 (the “Final Maturity Date”) or such earlier date as this Note is required be repaid. The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note and all accrued but unpaid interest at any time prior to the Maturity Date without the prior written consent of the Holder in the principal amount of $568,182, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the Initial Maturity Date due to, upon the closing date of Qualified Financing, the Company shall pay to the Holder $568,182, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default, until the Event of Default is cured or the Note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).

In conjunction with the Original Issue Discount Secured Convertible Note with 662 Capital LLC the company issued the holder equity classified warrants that entitle the holder to purchase the Company’s common stock at a purchase price equal to the per share price in an IPO. The quantity of the Company’s common stock of subject to purchase upon exercise of the warrants is equal to 75% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing.

The warrants were deemed legally detachable from the Bridge Note and were fair valued using the Black Scholes Method to determine the relative fair values of the Bridge Note and the detachable warrants. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $0.44, volatility rate of 27% and risk-free rate of 1.53% with a 5-year term. The proceeds received for the Bridge Note were allocated to the detached warrants based on the relative fair values. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on debt is $429,284; this is amortized to interest expense on a straight-line basis over the term of the loan.

On June 30, 2023, the Company entered into exchange agreements (the “Exchange Agreements”) with each of the Company’s Bridge Note lenders, pursuant to which the lenders exchanged their existing Bridge Notes for 29,896 shares, 352,771 shares, and 59,792 shares, respectively, of Convertible Series A Preferred Stock (442,458 shares of Convertible Series A Preferred stock in total) (the “Exchange”). The Exchange Agreements will be deemed rescinded and the former Bridge Notes will be deemed reinstated if the Company doesn’t complete an initial public offering by September 1, 2023. Upon the IPO completing on August 31, 2023, the Company recognized the extinguishment of the Bridge Notes pursuant to ASC 470 and recognized a debt extinguishment loss of $16,105.

In connection with the Exchange, the Company also issued warrants to purchase additional shares of Class A common stock. The New Warrants were issued in exchange for the existing warrants held by the former Bridge Note lenders. See Note 8 for further information on the Series A Preferred Stock and the Warrants issued.

A roll forward of the bridge note from January 1, 2021 to September 30, 2023 is below:

Bridge notes, January 1, 2021	$-
Issued for cash	1,100,000
Amortization of original issue discount	1,644
Debt issuance costs	(70,500)
Amortization of debt issuance costs	773
Bridge notes, December 31, 2021	1,031,917
Issued for cash	2,600,000
Amortization of original issue discount	386,245
Warrant discount	(429,284)
Amortization of warrant discount	303,309
Debt issuance costs	(164,000)
Amortization of debt issuance costs	170,969
Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	4,204,545
Bridge notes, June 30, 2023	4,204,545
Extinguishment of bridge notes in exchange for Series A Preferred Stock upon IPO on August 31, 2023	(4,204,545)
Bridge notes, September 30, 2023	$-

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture notes to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A Common Stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A Common Stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A Common Stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Note into Class A Common Stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A Common Stock. The Convertible Debenture principal balance was $100,000 and $3,714,500 as of September 30, 2023 and December 31 2022. The Convertible Debenture incurred issuance cost of $40,000 that is amortized straight line over the life of the Convertible Debenture. The Company amortized $2,015 and $2,015 for the three months ended September 30, 2023 and 2022, and $5,890 and $5,980 for the nine months ended September 30, 2023 and 2022.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 1,495,295 shares of class A common stock at a conversion price of $3.00 per share.
The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the PO price of $4 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock.
Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid in cash subsequent to September 30, 2023.

Loan Payable

On May 30, 2023, the Company entered into a financing arrangement for gross proceeds of $1,050,000 with an unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $57,346 each week for 26 weeks with the first payment being due June 6, 2023. The financing arrangement has an effective interest rate of 49%. The financing arrangement includes an original issuance discount (“OID”) of $441,000 and issuance costs of $50,000. The OID and issuance cost associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and is amortized using the effective interest method. On August 10, 2023, the Company amended the financing arrangement to borrow an additional $507,460 resulting in the weekly repayments increasing to $76,071 to be paid over
20
weeks. The amendment decrease
d

the effective interest rate to 41%. During the three and nine months ended September 30, 2023, the Company amortized $152,711 and $458,100 of OID and issuance cost included in interest expense on the statement of operations, respectively. During the three and nine months ended September 30, 2023, the Company made $876,576 and $1,105,960 in payments on the loan payable. The outstanding balance of the loan payable as of September 30, 2023, is $1,024,040. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

7.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. The Company has incurred $252,001 and $290,737 in expenses for the three months ended September 30, 2023, and 2022, respectively, and $794,148 and $744,698 in expenses for the nine months ended September 30, 2023 and 2022. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations.

Under the Consulting Agreement, BHC is entitled to a monthly fee for on-going services including:

·
the preparation of valuation packages of potential acquisitions (including the gathering of pertinent information, financial and background data, completion of deal packets and financial projection worksheets used by the Company to calculate practice values);

·	the institution of turnover protocols and procedures of hospitals immediately post-purchase; systems reporting; the formulation of individual hospital goals and targets;

·
on-going monthly support of hospital units (including medical and operational coaching, business growth projections, establishment of financial targets and margin improvements, growth milestones) and recruiting support.

The Consulting Agreement may be terminated at any time without cause and without penalty upon thirty days’ notice to the other party. Upon termination, all accrued, but not yet paid fees and expenses, whether invoiced or not, must be paid to BHC.

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022, to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman,
Chief Executive Officer (“CEO”) and Chairman of the board of directors
, Peter Lau,
former
Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. The consulting agreement may also be extended by mutual agreement. Prior to the formal agreement between the Company and Star Circle, Star Circle provided the same services under a verbal agreement that was memorialized by the consulting agreement. The Company has incurred $119,900 and $99,000 in expenses for the three months ended September 30, 2023 and 2022, and $317,900 and $351,000 in expenses for the nine months ended September 30, 2023 and 2022. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations.

CEO Warrant

On January 1, 2023, the board of directors issued 50,000 warrants of Class A common stock issuable upon cashless exercise of a warrant granted to Kimball Carr, CEO and Chairman of the board of directors, in consideration for his personal guaranty of the Company loans. The warrant expires on January 1, 2028. The Warrant is fully paid and nonassessable shares of Class A common stock at a purchase price per share equal to the price per share of the common stock sold through an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission on a national securities exchange. The warrants were measured at fair value using the Black Scholes Method to determine the fair value of warrants issued to the CEO. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $1.73, volatility rate of 27.13% and risk-free rate of 3.94% with a 5-year term. The warrants were valued at $2,701 at the time of issuance and the entire amount was recorded as an expense in General and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023.

8.	Stockholders’ Equity

The Company is authorized to issue is 170,000,000 shares, of which 100,000,000 shares are designated as Class A common stock, with a par value of $0.0001 per share (the “Class A Common Stock”), 20,000,000 shares are designated as Class B common stock, with a par value of $0.0001 per share (the “Class B Common Stock”), and 50,000,000 shares are designated as Preferred Stock, with a par value of $0.0001 per share (the "Preferred Stock”).
Each outstanding share of Class A Common Stock is entitled to vote on each matter on which the stockholders of the Company is entitled to vote, and each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held by such holder.
Each outstanding share of Class B Common Stock is entitled to vote on each matter on which the stockholders of the Company is entitled to vote, and each holder of Class B Common Stock is entitled to twenty-five (25) votes for each share of Class B Common Stock held by such holder.
All shares of Class A Common Stock and Class B Common Stock (collectively “Common Stock”) will be identical and will entitle the holders thereof to the same rights and privileges, except as otherwise provided above.
On November 15, 2022, the Companies amended the consulting agreement with Alchemy Advisory, LLC until June 30, 2023, with an option to extend for another 6 months with the consent of both parties. The contract amendment stipulates an additional fee of $40,000 as well as 83,334 restricted shares of the Company’s Class A Common Stock. The Company recorded the $72,084 fair value of the common stock with $0 and $108,126 expensed during the three and nine months ended September 30, 2023, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.
On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC until June 30, 2023, with an option to extend for another 6 months with the consent of both parties. The contract stipulates the Company will issue 41,667 restricted shares of the Company’s Class A Common Stock for services rendered. The Company recorded the $72,084 fair value of the common stock with $0 and $54,063 expensed during the three and nine months ended September 30, 2023, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.
Convertible Series A Preferred Stock
On June 30, 2023, the Company amended its articles of incorporation by the filing of a certificate of designation for the Series A Preferred Stock. One million shares of the Series A Preferred stock are authorized under the Series A Certificate of Designation, with each such having a stated value of $10.00 per share, with a par value of $0.0001. The Series A preferred stock earns a dividend rate equal to 12% of the stated rate per annum, which such dividend may be payable either in cash or in-kind at the sole option of the Company.
Holders of shares of the Series A preferred stock are entitled to a liquidation preference in the event of any dissolution, liquidation or winding up of the Company equal to the stated value plus any accrued and unpaid dividends on such stock. Holders of shares of Series A Preferred Stock are also entitled to convert such shares at any time and from time, at the option of such holder, into a number of shares of Class A common stock equal to the stated value divided by a conversion price. The conversion price is equal to 60% of the dollar volume-weighted average price for shares for the Company’s Class A common stock for the three trading days immediately preceding the date of the conversion. However, the conversion price can never be less than 50% of the per-share price for shares of Class A common stock during the Company’s initial public offering. For any conversion during the Company’s initial three days of market trading, the conversion price will be equal to 60% of the price for the Company’s underwritten initial public offering.
27

The holders of the Series A preferred stock have the right to vote on all matters submitted to a vote of shareholders on an as-if-converted basis together with the holders of shares of the Company’s Class A and Class B common stock, voting together as a single class.
On June 30, 2023, the Company issued 442,458 shares of Series A Preferred Stock to the holders of the Bridge Notes in exchange the Bridge Notes (the “Exchange”).
In connection with the Exchange, the Company also issued warrants (the “New Warrants”) to purchase additional shares of Class A common stock. The New Warrants were issued in exchange for the existing warrants held by the former Bridge Note holders. The exercise price of the shares to be issued pursuant to the New Warrants is the price of the shares of Class A common stock to be issued in this offering. The number of shares to be issued upon exercise of the New Warrants is equal to the quotient of 75% of the outstanding Series A preferred stock value divided by the exercise price. Also, in connection with the Exchange, the Company entered into new registration rights agreements (the “New Registration Rights Agreements”) with each of holders, pursuant to which the Company has agreed to register the public resale of the shares of Class A common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the under the New Warrants. The New Registration Rights Agreements supersede in their entirety the prior registration rights agreements with the former senior secured lenders. If the Company does not close this offering on or before September 1, 2023, the Exchange Agreements will be deemed rescinded, and the former Bridge Notes will be deemed reinstated. As the offering was outside the control of the Company the Company did not recognize the full extinguishment of the Bridge Notes until the IPO was completed on August 31, 2023.
  The Company recognized a beneficial conversion feature of $2,567,866 for the issuance of the Series A Preferred Stock on the date of the IPO due to the $4 offering price related to the IPO being known as of that date.
9.	Retirement Plan

The Company through its acquisition of KVC sponsors a Savings Incentive Match Plan for former KVC Employees (SIMPLE IRA). The SIMPLE IRA plan provides for voluntary employee contributions up to statutory IRA limitations. KVC makes a dollar-for-dollar matching contribution equal to the elective deferral of each participant up to a maximum of 3% of the participants compensation. The participant’s interest in the balance of their SIMPLE IRA is immediately vested and non-forfeitable. The Company contributed and expensed $2,648 during the three and nine months ended September 30, 2023, to the SIMPLE IRA plan.
During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed approximately $29,928 and $9,780 during the three months ended September 30, 2023, respectively. The Company contributed and expensed approximately $69,512 and $28,130 during the nine months ended September 30, 2023, respectively.

10.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards.
As of September 30, 2023 and December 31, 2022,
no
tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

11.	Leases

Accounting for Leases as Lessee

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, and operating lease liabilities, non-current. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company has operating leases for real estate. The Company has certain intercompany leases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below.
The components of lease expense included on the Company’s statements of operations were as follows:
	Expense Classification	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease expense:		2023	2022	2023	2022
Amortization of ROU asset	General and administrative	$28,875	$17,985	$86,625	$30,635
Accretion of Operating lease liability	General and administrative	6,312	6,828	20,141	11,322
Total operating lease expense		$35,187	$24,813	$106,766	$41,957

Other lease expense	General and administrative	10,605	401	31,936	1,233
Total		$45,792	$25,214	$138,702	$43,190
Other information related to leases is as follows:

	As of September 30,	As of December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases (in years)	7.99	8.43
Weighted-average Discount rate:
Operating leases	4.05%	4.08%
Amounts relating to leases were presented on the Balance Sheets as of September 30, 2023 and December 31, 2022 in the following line items:

		As of September 30,	As of December 31,
	Balance Sheet Classification	2023	2022
Assets:
Operating lease assets	Right-of-use assets	$630,187	$746,973

Liabilities:
Operating lease liabilities	Operating lease liabilities	$89,579	91,152
Operating lease liabilities	Operating lease liabilities, non-current	569,262	666,179
Total lease liabilities		$658,841	$757,331

The future minimum lease payments required under leases as of September 30, 2023, were as follows:
Fiscal Year	Operating Leases
Remainder of 2023	$31,337
2024	103,168
2025	83,558
2026	85,319
2027	86,979
Thereafter	385,086
Undiscounted cash flows	775,447
Less: imputed interest	(116,606)
Lease liability	$658,841
12.	Commitments and Contingencies
As of September 30, 2023, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

13.	Subsequent Events
The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Amendment to Convertible Series A Preferred Stock

On November 7, 2023, the Company amended its article of incorporation to increase the total authorized preferred stock by 2,000,000 shares and modified the conversion price of the convertible series A preferred stock to be no less than $0.25 per share, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction conducted after the date of the series A preferred stock amendment.

Valley Veterinary Service Acquisition
On
November 8
, 2023, the Company acquired the animal hospital and related assets of Valley Veterinary Service, Inc., a Pennsylvania corporation by entering into an Asset Purchase Agreement (“Valley Vet APA”) with Michelle Bartus, VMD and Peter Nelson, VMD (“Valley Vet”) in exchange for the payment of $1,000,000 in cash, issuance of restricted shares of the Company’s class A common stock equal to the quotient obtained by dividing $400,000 by the official closing price of one share of class A common stock as reported by the Nasdaq Capital Market on the trading date immediately prior to the closing and assumption of liabilities through the Company’s wholly owned subsidiary IVP PA Holding Company, LLC. Simultaneously, the real estate operations (land and building) utilized by the Valley Vet animal hospital was purchased through a Real Estate Purchase Agreement in exchange for $590,000 from Valley Vet through the Company’s wholly owned subsidiary, IVP PA Properties, LLC.
The total consideration paid for the combined acquisitions from the Valley Vet animal hospital in the amount of $1,990,000 was accounted for as single business combinations, in accordance with ASC Topic 805. The Company will record the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Due to the timing of the acquisition, the Company’s purchase accounting related to the valuation of the inventory, fixed assets, intangible assets, goodwill and liabilities assumed is not yet complete and subject to revision.

INSPIRE VETERINARY PARTNERS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-looking Information
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q.

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview
Inspire Veterinary is a corporation incorporated in the state of Delaware in 2020. On June 29, 2022, the Company converted into a Nevada corporation. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds. As the Company expands, additional modalities are expected to become a part of the offerings at its hospitals. With the acquisition of The Pony Express Veterinary Hospital, Inc. including equine care and emergency and specialty services and intends to continue to expand such services.
With fourteen clinics located in ten states as of the date of this filing, Inspire Veterinary purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates it business as one operating and one reportable segment.
The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, and IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, MD Holdco. Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco is used to acquire hospitals in various states and jurisdictions.

The Company is the managing member of IVP Real Estate Holding Co., LLC (“IVP RE”), a Delaware limited liability company, which is the managing member of IVP CO Properties, LLC (“CO RE”), a Delaware limited liability company, IVP FL Properties, LLC (“FL RE”), a Delaware limited liability company, IVP TX Properties, LLC (“TX RE”), a Delaware limited liability company, KVC Properties, LLC, (“KVC RE”), a Hawaii limited liability company, IVP CA Properties, LLC (“CA RE”), a Delaware limited liability company, IVP MD Properties, LLC (“MD RE”), a Delaware limited liability company, IVP OH Properties, LLC (“OH RE”), a Delaware limited liability company, IVP IN Properties, LLC (“IN RE”), a Delaware limited liability company, and IVP PA Properties, LLC (“PA RE”), a Delaware limited liability company. The Company through IVP RE operates and controls all business and affairs of CO RE, FL RE, TX RE, KVC RE, CA RE, MD RE, OH RE, IN RE and PA RE. IVP RE is used to acquire real property in various states and jurisdictions.
COVID-19

Impacts resulting from the COVID-19 pandemic have resulted in a widespread health crisis that has already adversely affected the economies and financial markets of many countries around the world. The international response to the spread of COVID-19 has led to significant restrictions on travel; temporary business closures; quarantines; global stock market and financial market volatility; a general reduction in consumer activity; operating, supply chain and project development delays and disruptions; and declining trade and market sentiment; all of which have and could further affect the world economy.
The extent to which the novel coronavirus may impact the Company’s business, will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States, business closures or business disruptions and the effectiveness of actions taken by governments around the globe to contain and treat the disease. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors and its impact on the Company’s business.

Our Business Model
Services provided at owned hospitals include preventive care for companion animals consisting of annual health exams which include: parasite control; dental health; nutrition and body condition counseling; neurological examinations; radiology; bloodwork; skin and coat health and many breed specific preventive care services. Surgical offerings include all soft tissue procedures such as spays and neuters, mass removals, splenectomies and can also include gastropexies, orthopedic procedures and other types of surgical offerings based on a doctor’s training. In many locations additional means of care and alternative procedures are also offered such as acupuncture, chiropractic and various other health and wellness offerings.
With acquisitions serving as one key driver of growth, the Company has developed metrics and processes for assessing, valuing, acquiring and integrating new hospitals into its network. With a focus in its early years on general practice, small companion animal hospitals, the Company selects hospitals in markets with large addressable pet populations, but not necessarily in city/urban centers. The Company recently entered the equine care, or the care of horses, sector with the addition of the Pony Express Veterinary Hospital into the Company’s small-animal-only mix of locations.
Growth strategies and expansion plans call for the Company to enter emergency care and mixed animal (such as bovine and additional equine care) in future years of growth. Staffing, ownership transition plans, demographics, quality of medicine, financial performance and quality of exiting leadership are some of the many factors that are analyzed before a pending acquisition is offered a letter of intent. The Company uses a field support structure that is nationally distributed and therefore the targets for acquisition can be in most states within the United States, taking special care with more complex states which have very specific veterinary practice ownership and operations guidelines.
Risks to the ability to swiftly acquire and integrate new hospitals include: (i) national staffing shortages of veterinarians and technicians which pre-existed the current market conditions which make finding credentialed talent even more difficult; (ii) costs and time associated with finding suitable targets and performing due diligence; and (iii) difficulties in achieving growth targets post purchase which ensure hospitals grow revenue and earnings in the years post purchase.

Post purchase pressures include rising talent acquisition and staffing costs in addition to challenges in achieving productivity and average patient charges necessary to achieve growth and profitability.
Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, in the last quarter of 2023 and beyond, the Company intends to continue to the due diligence toward acquisition toward strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.
During its third calendar year, the Company has plans to seek multi-unit practices with regional presence to facilitate growth for the Company and also to move more swiftly into being a prime provider in select markets. While purchases of individual clinics will remain a focus for the Company, these opportunities to acquire hospitals in clusters of 2 to 6 will significantly increase our pace of growth and provide numerous internal benefits such as internal case referrals and career pathing for clinicians and leadership.
We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through September 30, 2023, and the related transaction price.

Name	Closing Date	Transaction Value 1
Kauai Veterinary Clinic 3	January 2021	$1,505,000
Chiefland Animal Hospital 2	August 2021	$564,500
Pets & Friends Animal Hospital 2	October 2021	$630,000
Advanced Veterinary Care of Pasco 3	January 2022	$1,014,000
Lytle Veterinary Clinic 2	March 2022	$1,442,469
Southern Kern Veterinary Clinic 2	March 2022	$2,000,000
Bartow Animal Clinic 3,4	May 2022	$1,405,000
Dietz Family Pet Hospital 2	June 2022	$500,000
Aberdeen Veterinary Clinic 3	July 2022	$574,683
All Breed Pet Care Veterinary Clinic 2	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc. 2	October 2022	$3,108,652
Williamsburg Animal Clinic 3	December 2022	$850,000
The Old 41 Animal Hospital 2	December 2022	$1,465,000

1.
The transaction value is the amount of cash consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.

2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.
3.	Acquisition was for the veterinary practice and related assets only.
4.
Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.

Kauai Veterinary Clinic Acquisition

On January 25, 2021, the Company acquired Kauai Veterinary Clinic, Inc., located in Lihue, Hawaii on the island of Kauai providing regional and local veterinary services for $1,505,000 dollars through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously to the closing of KVC, the Company acquired the underlying real estate from a third party in exchange for $1,300,000 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with threes loans provided by First Southern National Bank for a total of $2,383,400.
Chiefland Animal Hospital Acquisition

On August 20, 2021, the Company acquired the veterinary practice and related assets of Chiefland Animal Hospital from Polycontec, Inc. for $285,000 through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously, the Company the real estate operations, consisting of land and buildings, utilized by the Chiefland practice for $279,500 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with two loans provided by WealthSouth, a division of Farmers National Bank of Danville, Kentucky (“WealthSouth”) for a total of $469,259.

Pets & Friends Animal Hospital Acquisition

On October 7, 2021, the Company acquired the veterinary practice and related assets of the Pets & Friends Animal Hospital from Pets & Friends Animal Hospital, LLC for $375,000 through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously, the Company the real estate operations, consisting of land and buildings, utilized by the Pets & Friends practice for $255,000 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with two loans provided by WealthSouth for a total of $535,500.

Advanced Veterinary Care of Pasco

On January 14, 2022, the Company acquired the veterinary practice and related assets of Advanced Veterinary Care of Pasco in Hudson, Florida from Advanced Veterinary Care of Pasco, LLC for $1,014,000 through the Company’s wholly-owned subsidiary, IVP FL Holding Company, LLC. This acquisition was financed by a loan provided by WealthSouth for a total of $817,135.

Lytle Veterinary Clinic

On March 15, 2022, the Company acquired the veterinary practice and related assets of Lytle Veterinary Clinic in Texas from Lytle Veterinary Clinic, Inc. for $662,469 through the Company’s wholly-owned subsidiary IVP Texas Holding Company, LLC and its wholly-owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the Company acquired the real estate operations, consisting of land and buildings, utilized by the Lytle practice for $780,000 from the Lytle practice through the Company’s wholly-owned subsidiary, IVP Texas Properties, LLC. This acquisition was financed by two loans provided by WealthSouth for a total of $1,141,098.

Southern Kern Veterinary Clinic

On March 22, 2022, the Company acquired the veterinary practice and related assets of Southern Kern Veterinary Clinic in California from Southern Kern Veterinary Clinic, Inc. for $1,500,000 through the Company’s wholly-owned subsidiary IVP CA Holding Co., LLC and its wholly-owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the real estate operations, consisting of land and buildings,) utilized by the Kern practice was purchased for $500,000 through the Company’s wholly-owned subsidiary, IVP CA Properties, LLC. This acquisition was financed by two loans provided by WealthSouth for a total of $1,700,000.

Bartow Animal Clinic
On May 18, 2022, the Company acquired the veterinary practice and related assets of Bartow Animal Clinic in Bartow, Florida from Winter Park Veterinary Clinic, Inc. for $1,055,000 through the Company’s wholly-owned subsidiary IVP FL Holding Company LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the Bartow practice was purchased for $350,000 through the Company’s wholly-owned subsidiary, IVP CA Properties, LLC. This acquisition was financed by two loans provided by WealthSouth for a total of $969,000.
Dietz Family Pet Hospital
On June 15, 2022, the Company acquired the veterinary practice and related assets of Dietz Family Pet Hospital in Richmond, Texas from Dietz Family Pet Hospital, P.A. for $500,000 through the Company’s wholly-owned subsidiary IVP Texas Holding Company LLC and its wholly-owned subsidiary, IVP Texas Managing Co. LLC. This acquisition was financed by a loan provided by WealthSouth for a total of $382,500.

Aberdeen Veterinary Clinic
On July 29, 2022, the Company acquired the veterinary practice and related assets of Aberdeen Veterinary Clinic in Aberdeen, Maryland from Fritz Enterprises, Inc. for $574,683 through the Company’s wholly-owned subsidiary IVP MD Holding Company LLC. This acquisition was financed by a loan provided by WealthSouth for a total of $445,981.
All Breed Pet Care Veterinary Clinic
On August 12, 2022, the Company acquired the veterinary practice and related assets of All Breed Pet Care veterinary clinic in Newburgh, Indiana from Tejal Rege for $952,000 through the Company’s wholly-owned subsidiary IVP IN Holding Company LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the All Breed practice was purchased for $1,200,000 through the Company’s wholly-owned subsidiary, IVP IN Properties, LLC. This acquisition was financed by three loans provided by WealthSouth for a total of $1,945,450.
Pony Express Veterinary Hospital

On October 31, 2022, the Company acquired the veterinary practice and related assets of the Pony Express Veterinary Hospital, Inc. in Xenia, Ohio from Pony Express Veterinary Hospital, Inc. for $2,608,652 through the Company’s wholly-owned subsidiary IVP OH Holding Company, LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the Pony Express Veterinary Hospital practice was purchased for $500,000 through the Company’s wholly-owned subsidiary, IVP OH Properties, LLC. This acquisition was financed by three loans provided by First Southern National Bank for a total of $2,853,314.
Williamsburg Animal Clinic

On December 9, 2022, the Company acquired the veterinary practice and related assets of Williamsburg Veterinary Clinic in Williamsburg, MA from Williamsburg Animal Clinic, LLC for $850,000 through the Company’s wholly owned subsidiary, IVP MA Holding Company, LLC. This acquisition was financed by a loan provided by WealthSouth for a total of $637,500.
The Old 41 Animal Hospital

On December 16, 2022, the Company acquired the veterinary practice and related assets of The Old 41 Veterinary Clinic in Bonita Springs, FL from The Old 41 Animal Hospital, LLC for $665,000 through the Company’s wholly owned subsidiary, IVP FL Holding Company, LLC. Simultaneously, the real estate operations consisting of land and building utilized by the Old 41 practice for $800,000 from Scott A. Gregory DVM, LLC through the Company’s wholly owned subsidiary, IVP FL Properties, LLC. This acquisition was financed by two loans provided by First Southern National Bank for a total of $1,208,000.

Comparability of Our Results of Operations

The Company’s consolidated results of operations for the three months ended September 30, 2023 compared to September 30, 2022 and for the nine months ended September 30, 2023 compared to September 30, 2022 were significantly impacted by acquisitions.

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

Summary of Results of Operations
	Three Months Ended September 30,
	2023		2022
Service revenue		$2,935,922	$2,253,400
Product revenue		1,183,726	670,679
Total revenue		4,119,648	2,924,079

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)		2,206,216	1,717,483
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)		853,622	457,068
General and administrative expenses		3,561,790	1,757,511
Debt extinguishment loss		16,105	-
Depreciation and amortization		313,316	163,208
Total operating expenses		6,951,049	4,095,270

Loss from operations		(2,831,401)	(1,171,191)

Other income (expense):
Interest income		12	981
Interest expense		(914,604)	(241,531)
Beneficial conversion feature		(4,137,261)	-
Other income		(748)	4,416
Total other expense		(5,052,601)	(236,134)

Loss before income taxes		(7,884,002)	(1,407,325)

Benefit for income taxes		-	-

Net loss		(7,884,002)	(1,407,325)
Dividend on convertible series A preferred stock		(133,828)	-
Net loss attributable to class A and B common stock holders	$	(8,017,830)	$(1,407,325)

Net loss per Class A and B common shares:
Basic and diluted	$	(1.25)	$(0.25)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted		6,434,432	5,662,712

Revenue

The following table presents the breakdown of revenue between products and services:
	For the Three Months Ended		September 30, 2023 vs. 2022
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenue:
Service Revenue	$2,935,922	$2,253,400	$682,522	30%
Percentage of revenue	71%	77%
Product Revenue	1,183,726	670,679	513,047	76%
Percentage of revenue	29%	23%
Total	$4,119,648	$2,924,079	$1,195,569	41%

	Average daily service revenue for the three months ended		September 30, 2023 vs. 2022
Animal Hospital & Clinics	September 30, 2023	September 30, 2022	$ Change	% Change
Kauai Veterinary Clinic	$4,001	$3,976	$25	1%
Chiefland Animal Hospital	1,296	3,779	(2,483)	-66%
Pets & Friends Animal Hospital	2,765	2,494	272	11%
Advanced Veterinary Care of Pasco	1,604	2,014	(411)	-20%
Lytle Veterinary Clinic	1,761	2,250	(489)	-22%
Southern Kern Veterinary Clinic	2,733	3,035	(302)	-10%
Bartow Animal Clinic	1,918	2,994	(1,076)	-36%
Dietz Family Pet Hospital	1,844	2,064	(220)	-11%
Aberdeen Veterinary Clinic	1,903	1,696	207	100%
All Breed Pet Care Veterinary Clinic	2,789	1,362	1,426	100%
Pony Express Veterinary Hospital	5,137	-	5,137	100%
Williamsburg Animal Clinic	2,181	-	2,181	100%
Old 41 Animal Hospital	1,979	-	1,979	100%
Total Daily Service Revenue	$31,912	$25,665	$6,248
	Average daily product revenue for the three months ended		September 30, 2023 vs. 2022
Animal Hospital & Clinics	September 30, 2023	September 30, 2022	$ Change	% Change
Kauai Veterinary Clinic	$1,776	$1,379	$397	29%
Chiefland Animal Hospital	1,067	696	371	53%
Pets & Friends Animal Hospital	895	910	(15)	-2%
Advanced Veterinary Care of Pasco	731	220	512	233%
Lytle Veterinary Clinic	889	1,390	(502)	-36%
Southern Kern Veterinary Clinic	481	487	(6)	-1%
Bartow Animal Clinic	1,090	330	760	230%
Dietz Family Pet Hospital	726	1,017	(291)	-29%
Aberdeen Veterinary Clinic	692	622	69	100%
All Breed Pet Care Veterinary Clinic	1,089	817	271	100%
Pony Express Veterinary Hospital	2,002	-	2,002	100%
Williamsburg Animal Clinic	728	-	728	100%
Old 41 Animal Hospital	701	-	701	100%
Total Daily Product Revenue	$12,867	$7,868	$4,998

Revenue in General:
The Company believes the breakdown of gross revenue into service revenue and product revenue categories produces meaningful measures to Company management and the Company’s investors in light of the Company’s objective to protect the service channel and derive the majority of its revenue from services and expertise which are not capable of disruption from other channels. To achieve this objective, the Company seeks to match the industry target metric of 70% to 80% of gross revenue being derived from services: examination fees, diagnostics fees, laboratory work, surgery and others veterinary services. The Company believes these service revenue sources require veterinary professionals to preside over care delivery and, unlike some veterinary care products, cannot be replaced or sold by other non-veterinary hospital channels such as retail (including over-the-counter and online). Accordingly, the Company views products such as parasite controls, veterinary nutrition products and additives as important, but the Company does not rely on product revenue to account for more than 20% to 30% of gross revenue. Medications and therapeutics which only a licensed veterinary doctor or licensed technician can administer, while still making up part of the 20% to 30% of gross revenue, are less easily diverted to non-veterinary hospital channels as they require licensed professionals to prescribe or utilize them.
The Company uses these percentages in concert with metrics such as Revenue Per Patient Per day (“RPP”) and Average Patient Charge (“APC”) to analyze the comprehensive nature of diagnostics and services provided by each veterinary hospital. Sometimes referred to “quality medicine” metrics within the veterinary service industry, the Company uses RPP and APC to determine how a doctor’s time is being utilized (inclusive of all diagnostics and therapies). RPP and APC metrics are consolidated into the presentation of average daily service revenue and average daily product revenue. The Company believes these analyses helps the Company ensure that its caseload is revenue positive to avoid clinicians spending time on patient work which underutilizes their time and erodes labor profitability. The Company also believes these metrics are useful to investors and potential investors to compare the Company’s service-to-product revenue mix against generally accepted industry targets and specific veterinary care service provider competitors.
The services revenue and product revenue metrics are measured in dollars as calculated by the practice management software we provide to each of our clinics to track medical notes, treatment plans, services and products prescribed and provided, as well as to manage invoicing related to all of the above. Reports are generated which allow Company management to view each of these as line-items as well as measure the ratio of service revenue versus product revenue within our revenue mix.
The Company believes the ratio metric is useful for the management and its investors for several reasons:

●
The Company and its medical leadership teach and enable its medical staff to provide comprehensive medical care which is appropriate for each animal patient. For example, charges to a client which skew too heavily toward products and do not include necessary services may be indicator that medical cases are not being fully diagnosed using an appropriate standard of available and appropriate diagnostics and care. This broad analysis can indicate more questions should be asked about how cases are managed by certain providers, particularly if patterns emerge;

●
Comprehensive care for pets means physical exams, dental care, blood work and many other service related line-items. An overreliance on product revenue alone (which products may be available over-the-counter outside of the veterinary channel) leaves veterinary clinics susceptible to sales transfer to other channels. In addition, appropriate veterinary care (as defined by market practice and some state licensing boards) does not include prescribing products without the delivery of diagnostic and care services.

●
Advancements in veterinary care within the last decade such as anesthetic protocols, pain management, fear free medicine and other services have shown great efficacy for the betterment of patients and their recovery from illness or surgeries. The absence of certain services and procedures within, for instance, a surgery package for a patient, would indicate an opportunity to improve outcomes for a patient and extend life expectancy. These are positive outcomes for clients and, therefore, of interest and value to the Company and our investors.

Service Revenues:
The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $682,522 or 30%, to $2,935,922 for the three months ended September 30, 2023 as compared to $2,253,400 for the three months ended September 30, 2022. The increase was driven by the three new animal hospital and clinics acquired in 2023 fiscal year resulting in $855,343 increase offset by the decrease of $172,821 by the ten animal hospitals and clinics already in operations.

Product Revenues:
Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue increased $513,047, or 76%, to $1,183,726 for the three months ended September 30, 2023 as compared to $670,679 for the three months ended September 30, 2022. The increase in product revenue was driven primarily by acquisitions of animal hospitals and clinics accumulated from the prior period. The Company had eight (10) animal hospitals and clinics in operations during the three months ended September 30, 2022 compared to thirteen (13) animal hospitals and clinics in operations for the three months ended September 30, 2023. The ten animal hospitals and clinics resulted in $197,380 of the increase in service revenue for the three months ended September 30, 2023, with the remaining increase a result of the new animal hospitals and clinics acquired.

Cost of service revenue (exclusive of depreciation and amortization):
Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $488,733, or 28%, to $2,206,216 for the three months ended September 30, 2023, as compared to $1,717,483 for the three months ended September 30, 2022. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed since the prior period.

Cost of product revenue (exclusive of depreciation and amortization):
 Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $396,554, or 87%, to $853,622 for the three months ended September 30, 2023 as compared to $457,068 for the three months ended September 30, 2022. The increase in cost of product revenue excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed since the prior period.
General and Administrative Expense:
General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $1,804,279 or 103%, to $3,561,790 for the three months ended September 30, 2023 compared to $1,757,511 for the three months ended September 30, 2022. The increase was primarily due to the expenses generated by the Company’s animal hospitals and clinics acquired and the start-up and organizational expenses associated with the acquisitions and the cost associated with the Company pursuit of an initial public offering on a national exchange.
Depreciation and Amortization Expense:
Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $150,108, or 92%, to $313,316 for the three months ended September 30, 2023 as compared to $163,208 for the three months ended September 30, 2022. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.
Other Expense:
Other expense are composed primarily of interest expenses and small denomination bank fee charges. Other expense increased $
4,816,467
, or 2
040
%, to $
5,52,601
for the three months ended September 30, 2023 as compared to $236,134 for the three months ended September 30, 2022. The increase was the result of the Company incurring indebtedness in the form of bank loans and other indebtedness to finance the acquisition of animal hospitals and clinics
, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and for general working capital.
Net Loss:
Net Loss increased $
6,476,677
, or
460
%, to $
7,884,002
for the three months ended September 30, 2023 as compared to $1,407,325 for the three months ended September 30, 2022. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and to the acquisition costs related to those animal hospitals and clinics. The Company also incurred additional costs associated with the initial public offering that closed on August 31, 2023.
Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

Summary of Results of Operations

	Nine Months Ended September 30,
	2023		2022
Service revenue		$9,209,501	$4,898,599
Product revenue		3,682,088	1,756,758
Total revenue		12,891,589	6,655,357

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)		6,847,963	3,583,420
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)		2,631,752	1,166,353
General and administrative expenses		7,249,250	3,745,867
Debt extinguishment loss		16,105	-
Depreciation and amortization		915,824	325,563
Total operating expenses		17,660,894	8,821,203

Loss from operations		(4,769,305)	(2,165,846)

Other income (expense):
Interest income		18	1,019
Interest expense		(1,745,415)	(842,866)
Beneficial conversion feature		(4,137,261)	-
Other income		1,218	(180)
Total other expense		(5,881,440)	(842,027)

Loss before income taxes		(10,650,745)	(3,007,873)

Benefit for income taxes		-	30,094

Net loss		(10,650,745)	(2,977,779)
Dividend on convertible series A preferred stock		(133,828)	-
Net loss attributable to class A and B common stock holders	$	(10,784,573)	$(2,977,779)

Net loss per Class A and B common shares:
Basic and diluted		$(1. 90)	$(0.58)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted		5,662,712	5,145,456
40

Revenue

The following table presents the breakdown of revenue between products and services:
	For the Nine Months Ended		September 30, 2023 vs. 2022
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenue:
Service Revenue	$9,209,501	$4,898,599	$4,310,902	88%
Percentage of revenue	71%	74%
Product Revenue	3,682,088	1,756,758	1,925,330	110%
Percentage of revenue	29%	26%
Total	$12,891,589	$6,655,357	$6,236,232	94%

	Average daily service revenue for the nine months ended		September 30, 2023 vs. 2022
Animal Hospital & Clinics	September 30, 2023	September 30, 2022	$ Change	% Change
Kauai Veterinary Clinic	$4,333	$3,692	$641	17%
Chiefland Animal Hospital	1,729	2,311	(582)	-25%
Pets & Friends Animal Hospital	2,604	2,867	(262)	-9%
Advanced Veterinary Care of Pasco	2,053	2,171	(118)	-5%
Lytle Veterinary Clinic	1,852	2,556	(704)	-28%
Southern Kern Veterinary Clinic	2,782	3,204	(423)	-13%
Bartow Animal Clinic	2,506	2,115	391	18%
Dietz Family Pet Hospital	2,050	1,664	387	23%
Aberdeen Veterinary Clinic	1,872	1,696	177	100%
All Breed Pet Care Veterinary Clinic	2,933	1,362	1,571	100%
Pony Express Veterinary Hospital	4,323	-	4,323	100%
Williamsburg Animal Clinic	2,329	-	2,329	100%
Old 41 Animal Hospital	2,492	-	2,492	100%
Total Daily Service Revenue	$33,858	$23,637	$10,222

	Average daily product revenue for the nine months ended		September 30, 2023 vs. 2022
Animal Hospital & Clinics	September 30, 2023	September 30, 2022	$ Change	% Change
Kauai Veterinary Clinic	$1,860	$1,731	$129	7%
Chiefland Animal Hospital	1,081	1,100	(18)	-2%
Pets & Friends Animal Hospital	938	974	(36)	-4%
Advanced Veterinary Care of Pasco	906	751	155	21%
Lytle Veterinary Clinic	972	824	148	18%
Southern Kern Veterinary Clinic	527	658	(131)	-20%
Bartow Animal Clinic	1,056	219	838	383%
Dietz Family Pet Hospital	808	821	(13)	-2%
Aberdeen Veterinary Clinic	613	622	(10)	100%
All Breed Pet Care Veterinary Clinic	1,455	817	637	100%
Pony Express Veterinary Hospital	1,839	-	1,839	100%
Williamsburg Animal Clinic	772	-	772	100%
Old 41 Animal Hospital	712	-	712	100%
Total Daily Product Revenue	$13,537	$8,517	$5,020

Service Revenues:
Service revenue increased $4,310,902 or 88%, to $9,209,501 for the nine months ended September 30, 2023 as compared to $4,898,599 for the nine months ended September 30, 2022. The increase in service revenue was driven primarily by acquisitions of animal hospitals and clinics accumulated since the prior period. The Company had ten (10) animal hospitals and clinics in operations during the nine months ended September 30, 2022 compared to thirteen (13) animal hospitals and clinics in operations for the nine months ended September 30, 2023. The ten animal hospitals and clinics resulted in $1,823,741 of the increase in service revenue for the nine months ended September 30, 2023, with the remaining increase a result of the new animal hospitals and clinics acquired.
Product Revenues:
Product revenue increased $1,925,330, or 110%, to $3,682,088 for the nine months ended September 30, 2023 as compared to $1,756,758 for the nine months ended September 30, 2022. The Company had 10 animal hospitals and clinics in operations during the nine months ended September 30, 2022 compared to thirteen animal hospital and clinics in operations for the nine months ended September 30, 2023. The ten animal hospitals and clinics resulted in $1,021,801 of the increase in product revenue for the nine months ended September 30, 2023, with the remaining increase a result of the new animal hospitals and clinics acquired. The increase in product revenue was driven primarily by acquisitions of animal hospitals and clinics accumulated from the prior period.

Cost of service revenue (exclusive of depreciation and amortization):
Cost of service revenue increased $3,264,543, or 91%, to $6,847,963 for the nine months ended September 30, 2023, as compared to $3,583,420 for the nine months ended September 30, 2022. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed since the prior period.

Cost of product revenue (exclusive of depreciation and amortization):
  Cost of product revenue increased $1,465,399, or 126%, to $2,631,752 for the nine months ended September 30, 2023 as compared to $1,166,353 for the nine months ended September 30, 2022. The increase in cost of product revenue excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed since the prior period. The Company incurred price increases to the cost of the products purchased across multiple animal hospital and clinics during the year as a result of inflationary pressures.
General and Administrative Expense:
General and administrative expenses increased $3,503,383 or 94%, to $7,249,250 for the nine months ended September 30, 2023 compared to $3,745,867 for the nine months ended September 30, 2022. The increase was primarily due to the expenses generated by the Company’s animal hospitals and clinics acquired and the start-up and organizational expenses associated with the acquisitions and the cost associated with the Company pursuit of an initial public offering on a national exchange.
Depreciation and Amortization Expense:
Depreciation and amortization increased $590,261, or 181%, to $915,824 for the nine months ended September 30, 2023 as compared to $325,563 for the nine months ended September 30, 2022. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.
Other Expense:
Other expense increased $
5,039,413
, or
598
%, to $
5,881,440
for the nine months ended September 30, 2023 as compared to $842,027 for the nine months ended September 30, 2022. The increase was the result of the Company incurring indebtedness in the form of bank loans and other indebtedness to finance the acquisition of animal hospitals and clinics
, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and for general working capital.
Net Loss:
Net Loss increased $
7,672,966
, or
258
%, to $
10,650,745
for the nine months ended September 30, 2023 as compared to $2,977,779 for the nine months ended September 30, 2022. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and to the acquisition costs related to those animal hospitals and clinics. The Company also incurred additional costs associated with the initial public offering that closed on August 31, 2023.
Liquidity and Capital Resources
Since inception, we have financed our operations from a combination of:

●	issuances and sales of senior convertible notes;

●	issuance of convertible debentures;
●
borrowings under other debt consisting of: (i) a principal lending relationship with WealthSouth that provides a master lending and credit facility; (ii) First Southern National Bank notes payable; (iii) Target Capital 1, LLC, Dragon Dynamic Catalytic Bridge SAC Fund and 622 Capital LLC bridge loans;

●	Cash advances from related parties;
●	Proceeds from issuance of equity; and
●	cash generated from operations.
The Company has experienced operating losses since its inception and had a total accumulated deficit of $12,756,932 as of September 30, 2023. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the nine months ended September 30, 2023 the Company’s cash used in operations was $3,065,990.
The Company’s primary short-term cash requirements are to fund working capital, lease obligations and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional business acquisitions. The Company’s medium-term to long-term cash requirements are to service and repay debt, to expand through acquisitions, and to invest in facilities and equipment for growth initiatives.
The Company’s ability to fund its cash needs will depend, in part, on its ability to generate cash in the future, which depends on future financial results. The Company’s future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. The Company’s future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions.
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2023, had an accumulated deficit of $
16,894,193
. For the three and nine months ended September 30, 2023, the Company sustained a net loss of $
8,017,830
and $
10,784,573
. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.
We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.
We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights or future revenue streams on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
As of the date of this filing, the Company was in compliance with all covenants and restrictions associated with our debt agreements. The Company is not aware of any instances of breaches or non-compliance with its covenants and commitments under its debt agreements.

Cash Flows for The Nine Months Ended September 30, 2023 and 2022
The following table provides detailed information about our net cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,065,990)	$(2,317,926)
Net cash used in investing activities	(364,098)	(8,991,350)
Net cash provided by financing activities	4,942,220	9,425,726
Net increase (decrease) in cash and cash equivalents	$1,512,132	$(1,883,550)
Operating Activities

For the nine months ended September 30, 2023, operating activities used $3,065,990 of cash compared to $2,317,926 net cash provided for the nine months ended September 30, 2022. The cash used was primarily due to the Company’s net loss of $
10,650,745
offset by non-cash expense of
6,165,883
, which consisted of $915,824 of depreciation and amortization, $128,583 of amortization of issuance costs, $650,731 of amortization of debt discount, $116,786 of amortization of operating rights of use assets, $16,105 for debt extinguishment loss, $2,701 for issuance of warrants to the CEO, $197,892 for issuance of class A common stock for services,
 $4,137,261 of beneficial conversion feature
and positive working capital of $1,418,872, including $1,282,521 increase in accounts payable, $269,883 decrease in due from former owners, $40,343 decrease in refundable income tax, $15,816 decrease in other assets and $502,398 increase in accrued expenses offset by the $253,674 increase in prepaid expenses and other assets, increase in accounts receivables of $99,217, increase in inventory of $98,294, decrease in operating lease liabilities of $98,490.
For the nine months ended September 30, 2022, the cash used was primarily due to the Company’s net loss of $2,977,779 offset by non-cash expense of $824,905, which consisted of $322,165 of depreciation and amortization, $104,878 of amortization of issuance costs, $383,904 of amortization of debt discount, $13,958 of amortization of operating rights of use assets, and negative working capital of $165,052, including $585,706 increase in accounts payable offset by the increase of $377,424 in due from former owners, $169,894 increase in inventory, $9,973 increase in prepaid expenses and other current assets, $185,724 decrease in accrued expenses and $7,743 decrease in operating lease liabilities.
Investing Activities

For the nine months ended September 30, 2023, the cash used was attributable to the purchase of property and equipment of $360,082 and purchase of intangible assets of $4,016 during the period.
For the nine months ended September 30, 2022, the cash used was primarily attributable to the purchase of property and equipment of $3,452,254, purchase of intangible assets of $1,427,219, payment for acquisition of businesses of $4,158,214 and advances provided for target acquisitions of $46,337.
Financing Activities
For the nine months ended September 30, 2023, the cash provided was due to the $5,439,571 proceeds from issuance of class A common stock in connection with the initial public offering net of offering costs, $1,507,460 net proceeds from loan payable, $650,000 proceeds from convertible debentures offset by $1,105,960 payments on loan payable, $1,298,851 repayment on note payable and $250,000 repayment on convertible debentures.
For the nine months ended September 30, 2022, the cash provided was due to the $310,000 advances from related parties, $7,221,164 of proceeds from note payable, net of discount, $1,100,000 of proceeds from issuance of bridge notes, $1,252,000 of proceeds from issuance of convertible debentures offset by the $109,596 debt issuance costs and $347,842 repayment of note payable.

Critical Accounting Policies and Significant Judgments and Estimates
A summary of our significant accounting policies is included in Note 2 of our audited consolidated annual financial statements included in Form S-1/A (registration statement) filed with the SEC on August 23, 2023
. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.

Acquisitions
The Company enters into acquisitions primarily with existing veterinary hospitals throughout the United States. When we acquire a business or assets that are determined to meet the definition of a business, we allocate the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed 12 months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period that the amounts are determined.

Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.
The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than it’s carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.
Intangible Assets
Intangible assets consist of client list, trademark and non-compete intangibles that result from the acquisition of veterinary hospital or practices. Client list intangible represent the value of the long-term client relationship from the veterinary hospitals and practices. Trademark intangible assets represent the value associated with the brand names in place at the date of the acquisition. Non-compete intangible assets represent the value associated with non-compete agreements for former employees and owners in place at the date of the acquisition. The client lists and trademark are included in intangible asset reported in the balance sheet which are being amortized over a 5-year term based on the estimated economic useful life of the client list and trademark. The amortization of the intangible asset is computed using the straight-line method. The intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.
The Company uses the Multi-Period Excess Earnings Method (“MPEEM”), a form of the income approach to determine the fair market value of the client list (customer relationship) intangible assets acquired as part of the acquisitions of veterinary hospitals or practices. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges (“CAC”).

The principle behind a contributory asset charge is that an intangible asset "rents" or "leases" from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the fair value of the rented assets. Thus, any net cash flows remaining after such charges are attributable to the subject intangible asset being valued. The incremental after–tax cash flows attributable to the subject intangible asset are then discounted to their present value. CACs generally reflect an estimate of the amount a typical market participant would have to pay to use these contributory assets to generate income with the intangible asset.
The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

¾	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.
¾	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.
¾	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.
¾	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.
As of September 30, 2023 our intangible assets and goodwill balances were as follows:

September 30,
2023
Client List	$1,851,000
Noncompete Agreement	354,300
Trademark	852,700
Other Intangible Assets	45,835
Goodwill	7,614,553
$10,718,388
Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuation would result in an increase of approximately $1.2 million to the client list and a decrease of approximately $1.2 million to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 2 years of revenue producing activities through December 31, 2022. No acquisitions occurred during the nine months ended September 30, 2023. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, regulatory, and inflation.
Interest Rate Risk
Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $
14,102,602
as of September 30, 2023. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.
As interest rates rise, there is risk in the form of more expensive loans which would negatively impact the valuation and profitability of each hospital which is purchased.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting
During the period covered by this
quarterly report on Form 10-Q
, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
.
Underwriter Warrants
In connection with the Company’s initial public offering (the “IPO”) of shares of Class A common stock, on August 30, 2023, the Company issued to Spartan Capital Securities, LLC warrants to purchase up to an aggregate of 5% of the shares of Class A common stock sold in the IPO (the “Underwriter Warrants”). The Underwriter Warrants are exercisable 180 days after the effective date of the registration statement relating to the IPO at $5.50 per share (110% of the public offering price), but may not be transferred at any time prior to the date which is 180 days beginning on the date of commencement of sales of securities in connection with this offering and expiring on a date which is three
(3) years from the commencement of sales of the public offering in compliance with FINRA Rule 5110€(1)(A).
The Underwriter Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e). Spartan Capital Securities, LLC (or its respective permitted assignees under Rule 5110(e)(2)(B)) will not sell, transfer, assign, pledge, or hypothecate the Underwriter Warrants or the securities underlying such warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of such warrants or the underlying securities for a period of 180 days following the date of commencement of sales pursuant to the offering. In addition, the Underwriter Warrants provide for “piggy-back” registration rights with respect to the shares underlying such warrants, exercisable for a period of seven (7) years from the effective date of the offering in compliance with FINRA Rule 5110(g)(8)(D). The Company will bear all fees and expenses attendant to registering the securities issuable on exercise of the Underwriter Warrants other than underwriting commissions incurred and payable by the holders thereof. The exercise price and number of shares issuable upon exercise of the Underwriter Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation. However, the exercise price of the Underwriter Warrants or the underlying shares of such warrants will not be adjusted for issuances of shares of Class A common stock at a price below such warrants’ exercise price.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Departure of Chief Operating Officer
                On November 14. 2023. Charles Stith Keiser resigned his position as Chief Operating Officer of the Company, effective immediately. Mr. Keiser will continue to serve as a member of the Board of Directors of the Company. The resignation did not result from any disagreement between Mr. Keiser and the Company, its management, the Board or any committee of the Board.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14 , 2023	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14 , 2023	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)

