Form 10-K
period 2023-12-31
INSPIRE VETERINARY PARTNERS, INC.
filed 2024-04-08
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-41792

INSPIRE VETERINARY PARTNERS, INC.

(exact name of registrant as specified in its charter)

Nevada	85-4359258
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

780 Lynnhaven Parkway

Suite 400

Virginia Beach, Virginia 23452

(Address of principal executive offices)

(757) 734-5464

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	IVP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, there was no market value of the common equity of the registrant.

As of April 8, 2024, there were 85,430,804 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Those risks and uncertainties include, among others:

Risks Related to our Business

●	We have a limited operating history, are not profitable and may never become profitable.

●	If we fail to attract and keep senior management, we may be unable to successfully integrate acquisitions, scale our offerings of veterinary services, and deliver enhanced customer services, which may impact our results of operations and financial results.

●	We may need to raise additional capital to achieve our goals.

●	The Company incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

●	We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, and facilities, or through strategic alliances, and the failure to manage these acquisitions or strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

●	We may acquire other businesses that may be unsuccessful and could adversely dilute your ownership of our company.

●	We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.

●	Our management does not have experience as senior management of a public company or ensuring compliance with public company obligations, and fulfilling these obligations will be expensive and time consuming, which may divert management’s attention from the day-to-day operation of its business.

●	Failure to maintain effective internal controls over financial reporting could have a material adverse effect on the Company’s business, operating results and stock price.

●	Purchasing real estate with hospital acquisitions brings additional complexity and cost.

●	Our estimate of the size of our addressable market may prove to be inaccurate.

●	We may be unable to execute our growth strategies successfully or manage and sustain our growth, and as a result, our business may be adversely affected.

●	We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

●	Negative publicity arising from claims that we do not properly care for animals we handle could adversely affect how we are perceived by the public and reduce our sales and profitability.

●	Our quarterly operating results may fluctuate due to the timing of expenses, veterinary facility acquisitions, veterinary facility closures, and other factors.

●	Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

●	The animal health industry is highly competitive.

●	We may be unable to adequately protect our intellectual property rights.

●	We may be subject to litigation.

●	Natural disasters and other events beyond our control could harm our business.

ii

Risks Related to Government Regulation

●	Various government regulations could limit or delay our ability to develop and commercialize our services or otherwise negatively impact our business.

●	Failure to comply with governmental regulations or the expansion of existing or the enactment of new laws or regulations applicable to our veterinary services could adversely affect our business and our financial condition or lead to fines, litigation, or our inability to offer veterinary products or services in certain states.

●	We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

●	We are subject to environmental, health, and safety laws and regulations that could result in costs to us.

Risks Related to our Common Shares and Securities

●	We have received a listing deficiency notice from Nasdaq regarding our Class A Common Stock.

●	It is not possible to predict the actual number of shares we will sell to Tumim Stone Capital LLC (“Tumim”) under the Purchase Agreement dated November 30, 2023, as amended (the “Purchase Agreement”), or the actual gross proceeds resulting from those sales. We may not have access to the full amount available under the Purchase Agreement with Tumim.

●	Investors who buy shares at different times will likely pay different prices.

●	If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.

●	We do not intend to pay cash dividends for the foreseeable future.

●	Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

●	Our board of directors may designate and issue shares of new classes of stock, including the issuance of up to 15,700,000 additional shares of Class B common stock, that could be superior to or adversely affect you as a holder of our Class A common stock. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 38.4% of the voting power of our outstanding common stock.

●	The trading price of our Class A common stock is volatile, which could result in substantial losses to investors.

●	The sale or availability for sale of substantial amounts of our Class A common stock could adversely affect their market price.

●	We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and a smaller reporting companies will make our Class A Common Stock less attractive to investors.

●	We may be deemed a “controlled company” within the meaning of the rules of Nasdaq and, as a result, may qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.

●	Sales of a significant number of shares of our Class A Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A Common Stock.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report and unless otherwise indicated, the terms “Inspire Veterinary,” “we,” “us,” “our,” or “our Company” refer to Inspire Veterinary Partners, Inc. and its consolidated subsidiaries.

iii

Part I

Item 1. Business

Company Overview

Inspire Veterinary owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds and including equine care. As the Company expands, it expects to acquire additional veterinary hospitals, including general practice, mixed animal facilities, and critical and emergency care.

The Company completed its initial public offering on August 31, 2023 and its shares of Class A Common Stock are quoted on The Nasdaq Capital Market under the symbol “IVP.”

As of the date of this prospectus, the Company currently has fourteen veterinary hospitals located in ten states. Inspire Veterinary has expanded and plans to further expand through acquisitions of existing hospitals which have the financial track record, marketplace advantages and future growth potential. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area.

Services provided at the Company’s hospitals include preventive care for companion animals consisting of annual health exams which include: parasite control; dental health; nutrition and body condition counseling; neurological examinations; radiology; bloodwork; skin and coat health and many breed specific preventive care services. Surgical offerings include all soft tissue procedures such as spays and neuters, mass removals, splenectomies and can also include gastropexies, orthopedic procedures and other types of surgical offerings based on a doctor’s training. In many locations additional means of care and alternative procedures are also offered such as acupuncture, chiropractic and various other health and wellness offerings.

Inspire was originally incorporated as a corporation in the state of Delaware in 2020. In June 2022, the Company converted into a Nevada c-corporation. The Company has two consolidating holding companies: IVP Practice Holdings Co., LLC and IVP Real Estate Co., LLC. Each of IVP Practice Holdings Co., LLC and IVP Real Estate Co., LLC are passive intermediate holding companies with no employees, no operations and no assets other than the equity in the respective subsidiaries.

The Company’s principal executive offices are located at 780 Lynnhaven Parkway, Suite 400, Virginia Beach, Virginia 23452. Our telephone number is (757) 734-5464. Our website address is www.inspirevet.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this prospectus or the registration statement of which it forms a part. We also maintain a website at www.inspirevet.com, which provides additional information about the Company. The contents of our website or any other website, however, are not a part of this Annual Report and is not incorporated by reference into this Report.

Recent Developments

On March 26, Inspire Veterinary entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. Pursuant to the Purchase Agreement, Inspire Veterinary issued to certain investors two Increasing OID Senior Notes (each a “Note” and collectively the “Notes”) each for $250,000. The Notes have a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

The Purchase Agreement contains a number of representations and warranties by Inspire Veterinary and the investors which are qualified by materiality or Material Adverse Effect as defined in the Purchase Agreement. The representations and warranties are customary for transactions of this nature and are subject to specified exceptions and qualification. The Purchase Agreement also contains customary confidentiality and indemnification provisions.

The Notes contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Notes are satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Notes are satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Notes can be prepaid at any time prior to the Maturity Date without any penalties.

The Notes must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire Veterinary. All of the funds raised must be used to repay the Notes until the Notes are repaid in full

The Notes are convertible into shares of common stock of Inspire Veterinary, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Notes is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Notes) of the Notes will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Notes will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

Inspire Veterinary must keep enough shares of common stock in reserve in order to facilitate the conversion of the Notes at the Default Conversion Price. Additionally, Inspire Veterinary agrees to lower the floor price of the existing Series A Preferred Stock to $0.01.

In the event a noteholder agrees to release the funds to the Inspire Veterinary prior to the floor price on the Series A Preferred Stock being officially lowered and Inspire Veterinary then fails to officially lower the floor price within 7 calendar days, the Notes will be immediately considered in default.

The use of proceeds from the Notes will be used for general corporate purposes and acquisitions.

— Nasdaq Delisting Notification

On March 8, 2024, Inspire Veterinary received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). The Staff Determination was issued because, as of March 7, 2024, the Company’s securities had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). The Company may appeal the Staff Determination, however, to a Hearings Panel (the “Panel”) by filing a hearing request with Nasdaq on or before March 15, 2024. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. A hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

Previously, on November 27, 2023, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the required minimum of $1.00 per share under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”).

The Company intends to appeal the Staff Determination under the Low Priced Stock Rule and filed a hearing request with Nasdaq before March 15, 2024. Pending the hearing before the Panel, the Company’s securities will continue to be listed on the Nasdaq Capital Market. In the immediate future, the Company intends to implement an appropriate reverse split of its Class A Common Stock in order to regain compliance with both the Low Priced Stocks Rule and the Bid Price Rule. There can be no assurance, however, that the Company will be able to regain compliance with the Bid Price Rule and the Low Priced Stocks Rule or that it will otherwise be in compliance with other Nasdaq listing rules.

— Richard Frank Employment Agreement

We entered into an employment agreement (the “Employment Agreement”) with Richard Frank, the Company’s current Chief Financial Officer. Mr. Frank’s appointment as Chief Financial Officer had previously become effective upon consummation of Inspire’s initial public offering on August 31, 2023 and his Employment Agreement is effective as of January 1, 2024. The Employment Agreement provides for an initial one-year term with the ability to renew, upon the affirmative vote of the board of directors of the Company, for successive one-year terms. The Employment Agreement provides that Mr. Frank will receive a base salary of $210,000 per annum. The base salary will be reviewed at the end of each fiscal year and any recommended changes will be subject to approval of the board of directors of the Company. Mr. Frank is eligible for annual bonuses subject to satisfaction of both a “Revenue Target” and a “Profit Target”, as further described in the Employment Agreement. The Employment Agreement contains certain non-disclosure and confidentiality provisions applicable to Mr. Frank for the benefit of the Company. Mr. Frank has also agreed, during the term of his employment and for a two-year period following the termination of his employment not to solicit for employment any employee or any person who was employed by the Company within the prior six months. Mr. Frank is also barred from soliciting any clients or certain former clients of the Company for a period of two years following the termination of his employment with the Company. The Company has the right to terminate Mr. Frank’s employment immediately for cause upon certain specified acts, and he may be entitled to severance payments in certain circumstances.

—Charles Keiser Consulting Agreement

On March 6, 2024, we entered into a consulting agreement (the “Consulting Agreement”) with Charles “Chuck” Keiser, DVM, an experienced professional of veterinary medicine and the business of veterinary medicine, and a former member of the board of directors of the Company, pursuant to which we agreed to compensate Dr. Keiser for certain consulting services that he has provided to the Company relating to veterinary medicine business support and other related activities. As consideration for Dr. Keiser’s consulting services, Inspire agreed to issue to Dr. Kesier $151,695.60 worth of restricted shares of Class A common stock of the Company, which resulted in the issuance of 1,865,875 shares of Class A common stock based on the closing price of $0.0813 per share on the last trading day immediately prior to the date of the Consulting Agreement, as quoted on The Nasdaq Capital Market. The Consulting Agreement contains certain non-disclosure and confidentiality provisions applicable to Dr. Keiser for the benefit of the Company. Dr. Keiser released the Company from any and all claims he may have had against the Company.

The Consulting Agreement terminated upon delivery of the shares to Dr. Keiser on March 7, 2024.

General Release

On March 6, 2024, Inspire entered into a general release agreement with Kenneth Seth Lundquist, DVM, Charles “Chuck” Keiser, DVM, and Don I. Williamson, Jr. DVM, and the Estate of Gregory Armstrong (each, a “Releasor” and collectively, the “Releasors”), pursuant to which the Company agreed to issue to each Releasor $5,000 worth of restricted shares of Class A common stock of the Company, which resulted in the issuance of 61,501 shares of Class A common stock to each Releasor, based on the closing price of $0.0813 per share on the last trading day immediately prior to the date of the General Release Agreement, as quoted on The Nasdaq Capital Market. As partial consideration for the issuance of the shares pursuant to the General Release Agreement, each Releasor agreed to release Inspire from all potential, pending, or alleged claims, issues or complaints, whether asserted or which could be asserted by the Releasors against the Company, including any such claims, issues or complaints arising from or in connection with Inspire Veterinary’s previous acquisition from the Releasors of their ownership interest in Kauai Veterinary Clinic, Inc., located in Lihue, Hawaii, and associated real estate.

— The Tumim Transaction

On November 30, 2023, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim”), pursuant to which Tumim committed to purchase, subject to certain conditions and limitations, up to $30.0 million of shares of Class A Common Stock, at our direction from time to time, subject to the satisfaction of the terms and conditions in the Purchase Agreement. Also, on the same date, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Tumim, pursuant to which we agreed to file with the U.S. Securities and Exchange Commission (the “Commission”) a registration statement to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of our Class A Common Stock that may be issued to Tumim under the Purchase Agreement. We and Tumim subsequently agreed in a letter agreement (the “Letter Agreement”) to certain amendments to the Purchase Agreement and the Registration Rights Agreement relating to the commitment shares and initial registration statement filing deadline, as reflected below.

Pursuant to the terms of the Purchase Agreement, as consideration for Tumim’s irrevocable commitment to purchase shares of our Class A Common Stock, we became obligated to issue to Tumim 2,869,182 shares of Class A Common Stock (the “Commitment Shares”), which equal to $600,000 divided by $0.209, which is the average daily volume-weighted average trading price for the Class A Common Stock on The Nasdaq Capital Market (“Nasdaq”) during the five consecutive trading days ending on the trading date immediately prior to our filing of a resale registration statement with the Commission.

Our sales of Class A Common Stock to Tumim, if any, will be subject to certain limitations, and may occur from time-to-time in Inspire Veterinary’s sole discretion, over the period commencing once certain customary conditions are satisfied, including securing effectiveness of a resale registration statement with the Commission, and ending on the first day of the month following the 24-month anniversary of the date on which the resale registration statement is declared effective by the Commission. Tumim has no right to require Inspire to sell any shares of Class A Common Stock to Tumim, but Tumim is obligated to purchase shares of Class A Common Stock pursuant to a valid purchase notice delivered by Inspire, subject to certain conditions and limitations.

Purchase Price

The shares of Class A Common Stock to be issued by Inspire and purchased by Tumim will be sold at a purchase price equal to 95% of the lowest daily volume-weighted average price of the Class A Common Stock on Nasdaq (or any other eligible national stock exchange, as applicable) during the three consecutive trading days immediately following the trading date on which a valid purchase notice is delivered to Tumim by Inspire. Such purchase price will be adjusted for reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction by Inspire with respect to its Class A Common Stock.

Actual sales of shares of Class A Common Stock to Tumim will depend on a variety of factors to be determined by Inspire from time-to-time, including, among other things, market conditions, the trading price of the Class A Common Stock, and the working capital needs, if any, of the Company.

The net proceeds from sales, if any, under the Purchase Agreement to Inspire will depend on the frequency and prices at which Inspire sells shares of Class A Common Stock to Tumim. Inspire expects that any proceeds received by Inspire from such sales to Tumim will be used for working capital and general corporate purposes.

Purchase Limits

Pursuant to the Purchase Agreement, Inspire may not require Tumim to purchase, and Tumim will have no obligation to purchase, in any single transaction, shares of Class A Common Stock in excess of a number equal to the lowest of:

(i)	100% of the average daily trading volume in the Class A Common Stock on Nasdaq (or any other eligible national stock exchange, as applicable) for the five consecutive trading days immediately prior to the trading date on which a valid purchase notice is delivered to Tumim,

(ii)	a 30% discount to the daily trading volume in the Class A Common Stock on Nasdaq (or any other eligible national stock exchange, as applicable), and

(iii)	$2.0 million divided by the volume-weighted average price for the Class A Common Stock on the trading day immediately prior to the trading date on which a valid purchase notice is delivered to Tumim.

Consistent with applicable Nasdaq rules, Inspire may not issue to Tumim more than 1,214,293 shares of its Class A Common Stock (the “Exchange Cap”), which number of shares is equal to 19.99% of the shares of the Company’s Class A Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement, unless Inspire obtains stockholder approval to issue shares of its Class A Common Stock in excess of such limit in accordance with applicable rules of Nasdaq or any other applicable national stock exchange.

However, the Exchange Cap will not apply to the extent that and for so long as the average price of all shares of Class A Common Stock purchased pursuant to the Purchase Agreement is equal to or greater than $0.4954, which was the official closing price of the Class A Common Stock on Nasdaq on the date of signing the Purchase Agreement.

Moreover, Inspire may not issue or sell any shares of Class A Common Stock to Tumim which, when aggregated with all other shares of the Company’s Class A Common Stock then beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 promulgated thereunder), would result in Tumim beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock (the “Beneficial Ownership Limitation”), unless such limit is increased or waived by Tumim.

Commitment Shares

Pursuant to the terms of the Purchase Agreement, as consideration for Tumim’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock, we became obligated to issue to Tumim a number of shares of Class A Common Stock (the “Commitment Shares”) equal to $600,000 divided by the average daily volume-weighted average price for the Class A Common Stock on Nasdaq during the five (5) consecutive trading days ending on the trading date immediately prior to Inspire Veterinary’s filing of a resale registration statement covering Tumim’s resales pursuant to the Registration Rights Agreement described below. The Commitment Shares are due on the trading day immediately following the date the resale registration statement is declared effective by the Commission.

If the number of Commitment Shares due to Tumim would exceed the Beneficial Ownership Limitation, then we will become obligated to issue to Tumim a pre-funded warrant (the “Tumim pre-funded warrant”) to purchase shares of Class A Common Stock (the “Warrant Shares”), with an exercise price equal to $0.0001 per share, in an amount equal to the difference between $600,000 and the value of the Commitment Shares issued below the Beneficial Ownership Limitation, calculated using the same pricing mechanism as the pricing mechanism used to determine the Commitment Shares paid as Class A Common Stock. For each share of Class A Common Stock which may be exercised as a Warrant Share upon exercise of the Tumim pre-funded warrant, the number of shares of Class A Common Stock to be issued as Commitment Shares will be decreased on a one-for-one basis.

If the aggregate number of Commitment Shares and Warrant Shares due to Tumim would exceed the Exchange Cap, and the Company has not obtained stockholder approval for the issuance of Class A Common Stock in excess of the Exchange Cap in accordance with the applicable rules of Nasdaq (or any eligible substitute exchange) by May 24, 2024, then the Company shall be obligated to pay to Tumim an amount in cash equal to $600,000 minus the value of the shares of Class A common stock issuable to Tumim as Commitment Shares and the value of the Warrant Shares issuable upon exercise of the Tumim pre-funded warrant.

In certain other circumstances, including our failure to file registration statements with respect to the shares of Class A Common Stock issuable to Tumim under the Purchase Agreement or the failure of such registration statements to be declared effective by the Commission within certain deadlines, Inspire may become obligated to pay to Tumim a cash fee equal to $600,000 in lieu of issuing such shares of Class A Common Stock and Warrant Shares, under the terms and subject to the conditions described more fully in the Purchase Agreement, as amended.

The Registration Rights Agreement

Pursuant to the Registration Rights Agreement, we are required to file an initial resale registration statement on Form S-1 with the Commission permitting the resale of the Commitment Shares, the Warrant Shares, and certain other shares of Class A Common Stock issued to Tumim pursuant to the Purchase Agreement by no later than January 31, 2024. The Registration Rights Agreement also obligates Inspire in some circumstances and subject to certain conditions, to file additional resale registration statements to permit the resale of shares of Class A Common Stock issued to Tumim pursuant to the Purchase Agreement. Such registration statements are required to identify Tumim as the “Selling Stockholder”. Such registration statements are required to permit the resale of such shares of Class A Common Stock of the Company held by Tumim pursuant to Rule 415 under the Securities Act.

Also pursuant to the Registration Rights Agreement, Inspire is required to use its commercially reasonable efforts to have each registration statement declared effective by the Commission as soon as reasonably practicable, but in no event later than May 28, 2024 (with respect to this initial resale registration statement), which is the 180th calendar day following the date of signing of the Registration Rights Agreement, or the 180th calendar day following the date on which the Company was required to file any such additional registration statement, in each case if such registration statement is subject to comment by the Commission, or the 75th calendar day after the date of signing the Registration Rights Agreement with respect to the initial registration statement or the 75th calendar day after the date on which the Company was required to any additional registration statement, in each case if such registration statement is not subject to comment by the Commission.

On February 13, 2024, we issued a warrant (the “Warrant”) to purchase up to 1,654,889 shares of Class A common stock of the Company, par value $0.0001 per share (the “Warrant Shares”), to Tumim pursuant to the Purchase Agreement and the Letter Agreement. Inspire issued the shares and the Warrant in fulfilment of its obligation to issue “Commitment Shares” to Tumim.

We issued the shares and the Warrant to Tumim pursuant to a privately negotiated transaction exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We did not receive any proceeds with respect to the issuance of the Commitment Shares or the Warrant and do not expect to receive any material proceeds from Tumim’s exercise, if any, of the Warrant for the purchase of Warrant Shares.

— NASDAQ Deficiency Notice

Our Class A Common Stock is currently traded on The Nasdaq Capital Market (“Nasdaq”). On March 8, 2024, Inspire Veterinary received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). The Staff Determination was issued because, as of March 7, 2024, the Company’s securities had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). The Company may appeal the Staff Determination, however, to a Hearings Panel (the “Panel”) by filing a hearing request with Nasdaq on or before March 15, 2024. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. A hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

Previously, on November 27, 2023, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the required minimum of $1.00 per share under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”).

The Company intends to appeal the Staff Determination under the Low Priced Stock Rule and will file a hearing request with Nasdaq by March 15, 2024. Pending the hearing before the Panel, the Company’s securities will continue to be listed on the Nasdaq Capital Market. In the immediate future, the Company intends to implement an appropriate reverse split of its Class A Common Stock in order to regain compliance with both the Low Priced Stocks Rule and the Bid Price Rule. There can be no assurance, however, that the Company will be able to regain compliance with the Bid Price Rule and the Low Priced Stocks Rule or that it will otherwise be in compliance with other Nasdaq listing rules.

While we believe we can regain compliance before the end of the 180-day period, there can be no assurance that we can regain compliance with the Nasdaq rules, in which case our Class A Common Stock may be delisted from trading on Nasdaq.

— The Valley Veterinary Services Acquisition

On November 8, 2023, pursuant to an asset purchase agreement, dated October 27, 2023 (the “Asset Purchase Agreement”), by and among the Company, IVP PA Holding Company, LLC (“Acquisition Sub”), a Delaware limited liability company and wholly-owned subsidiary of the Company and Valley Veterinary Service, Inc., a Pennsylvania corporation (the “Seller”), Michelle Bartus, VMD and Peter Nelson, VMD (the “Owners” and together with the Seller, the “Seller Parties”), the Company completed the acquisition of Valley Veterinary Services animal hospital.

The aggregate purchase consideration for the Valley Veterinary Services animal hospital practice was $1,400,000 plus certain assumed liabilities, with the purchase consideration consisting of $1,000,000 paid in cash plus 408,163 restricted shares of the Company’s Class A common stock (the “Class A Common Stock”), which was equal to the quotient obtained by dividing $400,000 by the official closing price of one share of Class A Common Stock as reported by the Nasdaq Capital Market on the trading date immediately prior to the closing.

Pursuant to the Asset Purchase Agreement, Acquisition Sub acquired substantially all of the assets comprising the veterinary clinic operating under the name “Valley Veterinary Service”, including all equipment and other tangible personal property, inventory, customer deposits, prepaid expenses, permits, licenses, franchises, variances, business contracts and equipment leases, books and records, telephone numbers, yellow pages listings, internet websites, electronic mail addresses (including, without limitation, any and all content therein), and social media sites and accounts, goodwill and intangible assets and other proprietary rights relating to the veterinary practice. The acquisition excluded certain assets, including certain excess cash, patient and medical records and files to the extent non-transferable by applicable law, personal licenses held by individual veterinary professionals, and other stipulated assets. Also pursuant to the Asset Purchase Agreement, Acquisition Sub assumed liabilities arising from business contracts that may arise after the closing.

— Series A Preferred Stock Issuance

On January 2, 2024, we issued 20,000 shares of our Series A preferred stock to Target Capital 1, LLC (“Target”), an existing investor and holder of certain shares of our previously issued and outstanding Series A preferred stock, for gross proceeds of $200,000. The issuance and sale of the Series A preferred stock to Target was consummated in a privately negotiated transaction exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act. We expect to use the proceeds of the sale of the Series A preferred stock for general working capital purposes.

— Series A Preferred Stock Conversions

Between November 14, 2023 and January 29, 2024, our existing holders of the previously issued and outstanding shares of Series A preferred stock converted an aggregate of 416,641 shares of Series A preferred stock for 16,616,942 shares of Class A Common Stock, in each case pursuant to the terms of the Certificate of Designations relating to such Series A preferred stock.

— “Best-Efforts” Offering of Class A Common Stock

On January 26, 2024, the Company filed an amended registration statement on Form S-1/A to register our public offering and sale, on a reasonable best-efforts basis, of up to 26,581,605 shares of Class A Common Stock at an assumed offering price of $0.188 (the “Best-Efforts Offering”), for anticipated gross proceeds of approximately $5,000,000. As of the date of this prospectus, the registration statement relating to the Best-Efforts Offering has not been declared effective by the Commission, and we have not yet consummated the Best-Efforts Offering. There can be no assurance that we will sell all or any of the shares of Class A Common Stock pursuant to the Best-Efforts Offering. Spartan Capital Securities, LLC (“Spartan”) has agreed to act as our exclusive placement agent in connection with the Best-Efforts Offering.

Best-Efforts Offering Spartan Agent’s Warrant

In connection with their role as placement agent in the Best-Efforts Offering, we agreed to issue to Spartan a warrant (the “Best-Efforts Offering Spartan Warrant”) to purchase a number of shares of Class A Common Stock equal to 4.0% of the aggregate number of shares of Class A Common Stock sold in the Best-Efforts Offering, subject to certain conditions.

The Best-Efforts Offering Spartan Warrant will be issuable upon the consummation of the issuance of shares of Class A Common Stock pursuant to the Best-Efforts Offering, and will be exercisable at any time and from time to time, in whole or in part, at Spartan’s option during the four and a half-year period following such issuance of Best-Efforts Offering Spartan Warrant. The Best-Efforts Offering Spartan Warrant will be exercisable at a price per share equal to 110% of the price per share of the Class A Common Stock sold pursuant to the Best-Efforts Offering. We have also agreed to provide Spartan with registration rights for the shares of Class A Common Stock underlying the Best-Efforts Offering Spartan Warrant (including a one-time demand registration right and customary piggyback rights, subject and pursuant to a registration rights agreement to-be-agreed upon by the parties), cashless exercise and customary anti-dilution provisions.

The issuance of the Best-Efforts Offering Spartan Warrant and the issuance, if any, of restricted shares of Class A Common Stock upon exercise of such warrants are expected to be consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. There are no anticipated proceeds from the issuance of the Best-Efforts Offering Spartan Warrant.

Best-Efforts Offering Lock-Ups

In connection with the Best-Efforts Offering, we have agreed that, without the prior written consent of Spartan, we will not, for a period of 360 days after our entry into the placement agent agreement with respect to the Best-Efforts Offering, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of any capital stock of the Company, or agree to or engage in certain related or similar transactions, other than with respect to certain exempt securities issuances.

Also in connection with the Best-Efforts Offering, our directors and executive officers and holders of 5% or more of Class A Common Stock will not, for a period of ninety days after the effective date of the registration statement on Form S-1 relating to the Best-Efforts Offering, offer, sell, agree to offer or sell, solicit offers to purchase, pledge, encumber, assign, borrow or otherwise dispose of any Class A Common Stock, or grant any call option or purchase any put option with respect to the same, or agree to or engage in certain related or similar transactions, or otherwise publicly disclose the intention to do so, subject to certain customary exceptions.

Industry Overview and Market Opportunity

Inspire Veterinary expects to target a ten-unit per year acquisition pipeline with the five-year goal to acquire 50 locations throughout the United States. Additional growth through the acquisition of newer practices is not expected to be ruled out but management’s emphasis is expected to focus on acquiring existing veterinary hospitals throughout the United States. In years two through five the Company will seek to expand purchases beyond the small companion animal only hospital to include mixed animal (including bovine and additional equine care) and add specialty care to our geographies. With over 28,000 veterinary hospitals in the United States and less than 30% of those having been consolidated, management believes large upside potential exists and the addressable market for new acquisitions is large.

Our Strategy

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

Selling and Marketing

Inspire Veterinary has established contacts with most major veterinary brokerages and has purchased locations in every region of the United States, providing visibility and establishing a pipeline of deals which allow the Company to extend a letter of intent on approximately 10% of the hospitals which are analyzed. The acquisitions and valuation team is sufficient for current levels of acquisition activity and personnel have already been identified for expanding this team to provide deeper integration at industry events, generating organic leads and leveraging deep relationships with service and product suppliers across the industry.

We depend upon the skills, knowledge and experience of our management personnel, as well as that of our other employees, advisors, consultants and contractors, none of which are patentable. To help protect our know-how, we require all of our employees, consultants, advisors and other contractors to enter into customary confidentiality agreements that prohibit the disclosure of confidential information.

Competition

The veterinary industry, as of early 2022, consists of approximately 13 national consolidators and 30 regional consolidators. These groups combined currently own or operate around 6,000 of the nearly 30,000 veterinary hospitals in the United States.

Competitors range in size from the largest such as Mars and NVA, which collectively own approximately 4,000 hospitals, to other national and regional groups such as Pathway/Thrive, VetcCor, Southern Vet Partners, Community Veterinary Partners, and others. Growth in recent years has centered primarily on mid-sized and small platforms coming into the industry and/or acquiring existing hospitals in order to achieve location numbers between 50 and 200 units. In select cases, large to mid-sized groups have absorbed competitors in order to grow numbers or move into other modes of care. Examples include Pathway’s purchase of Thrive or NVA acquiring Compassion First. More than 30 groups comprise those entities owning less than 100 individual hospitals.

Increasingly, owner/operators of veterinary groups are also purchasing facilities and technology within the space, such as Pathway’s purchase of Vetspire Practice software. Additionally, as the line between general practice and more specialized modes of care becomes less defined, formerly general practice-only groups are branching into additional service offerings.

Competitors of the Company possess the advantages of years in operation and the resulting brand awareness which comes with their size and time in existence. Additional advantages are the financial and infrastructure resources possessed by larger competitors such as Mars, Pathway, Southern Vet Partners, Community Vet Partners and others.

The company has an opportunity to differentiate itself from these competitors via the following:

●	A broad equity offering to a large group of employees which is not offered at other veterinary entities via an Employee Stock Option Plan.

●	A personalized and approach to purchasing and integrating hospitals into the Company which is not matched by other groups. Because the Company works closely with acquired locations to allow them to sustain their own practices, methods and identities, this is an approach preferred by sellers to the more homogenized model used by competitors.

●	A coaching and development-based workflow which is customized for each clinician and professional, all of which provide a more one to one environment than the larger consolidators can provide.

●	Disciplined approach to acquiring locations based on a depth of financials and purchase of profitable locations versus relying on trailing twelve measures or buying at high multiples of EBITDA or revenue.

Government Regulation

With practice acts that govern veterinary care and ownership guidelines on a state-by-state basis, Inspire Veterinary has processes and structures in place to provide the ability to own and operate in any state where it chooses to acquire locations. Governmental regulations regarding care for pets while also preserving pets as property are favorable to the continued growth of the veterinary channel.

The following descriptions of regulations constitute all applicable regulations to the Company’s operations.

Veterinary Ownership Restrictions in Certain States

The State of Texas’ Veterinary Licensing Act’s, or V.T.C.A., Occupations Code Section 801.506 – Prohibited Practices Relating to Certain Entities prohibits non-licensed veterinary persons from owning or operating veterinary clinics in the state of Texas. The Company currently operates two clinics in Texas and believes it is in compliance with applicable state law.

The State of Indiana’ Indiana Code, Article 38.1 Veterinarians, contains very little guidance dealing directly with veterinary practice ownership. There is no statute or regulation that explicitly defines what it means to have “ownership” of a veterinary practice in Indiana. Generally, if the veterinary clinic is owned by a limited liability company, at least one member of the limited liability company must be a veterinarian, subject to the discretion of the Indiana Board of Veterinary Medical Examiners. The Company operates one clinic in Indiana and believes it is in compliance with applicable state law.

Limitations for Duties for Non-Credentialed Employees

New York State, and certain other states, have language in their individual veterinary practice acts which require credentials in the form of licensure or certifications to be held by veterinary personnel who perform certain duties. This requirement varies by state, with many states having very few limitations of duties which can be performed by non-credentialled personnel while other states (such as New York) utilize language in their practice acts which can be interpreted as a blanket prohibition against employees without certification working with pets. The Company does not currently operate any clinics in New York State. There can be no assurance, however, that the Company may not seek to acquire a clinic or clinics in the New York State.

Drug Enforcement Agency (DEA) Regulations

With veterinary care requiring the use of some controlled and scheduled drugs, utilization logs and security procedures must be maintained in order for hospitals and clinics to be compliant with federal law. Inventory of controlled drugs is conducted, and scheduled drugs are kept secured and locked for access and use, by Company veterinarian or acceptable registered technician only pursuant to applicable federal law.

In each of these cases, Inspire has and will create structures which conform to legal standards and mitigate risk so as to allow the Company to acquire and operate in the states in which it chooses to do so.

Employees

As of April 1, 2024, we had 156 employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Properties

With a decentralized leadership team, our company does not have a physical headquarters, but rather, has a distributed leadership team working from home offices across several states.

Kauai Veterinary Clinic, (KVC)

The real estate underlying Kauai Veterinary Clinic is located at 1864 Haleukana Street, Lihue, Hawaii, and is owned by KVC Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $1,300,000 and was financed by a loan from First Southern National Bank. The loan bears interest at a rate of 4.35% per annum.

Chiefland Animal Hospital (CAH)

The real estate underlying Chiefland Animal Hospital is located at 2630 North Young Boulevard, Chiefland, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $279,500 and was financed by WealthSouth, a division of Farmers National Bank (“WealthSouth”). The material terms of the WealthSouth loan are summarized below.

Pets & Friends Animal Hospital LLC (P&F)

The real estate underlying Pets & Friends Animal Hospital is located at 3625 Baltimore Ave, Pueblo, Colorado, and is owned by IVP CO Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $216,750 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Advanced Veterinary Care of Pasco, LLC (AVCP)

The real estate underlying our Advanced Veterinary Care of Pasco facility, located at 12116 Cobble Stone Drive, Hudson, Florida, is leased from Remappa Family Limited Partnership for one year with two additional possible three-year renewals. The initial rent in the first year of the lease is $2,350 per month increasing in annual increments for a total of 0.75% over ten years. The lease consists of 2,442 square feet of commercial space zoned to permit the provision of veterinary services.

Lytle Veterinary Clinic, Inc. (LVC)

The real estate underlying Lytle Veterinary Clinic is located at 63245 Texas State Highway 132, Lytle, Texas, and is owned by IVP TX Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $780,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Southern Kern Veterinary Clinic, Inc. (SKVC)

The real estate underlying Southern Kern Veterinary Clinic is located at 4455 West Rosamond Boulevard, Rosamond, California, and is owned by IVP CA Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $500,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Bartow Animal Hospital

The real estate underlying Bartow Animal Hospital is located at 1515 US Highway 17 South, Bartow, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $350,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Dietz Family Pet Hospital

The real estate underlying Dietz Family Pet Hospital is located at 7002 Hand Road, Richmond, Texas, and is leased from Clarence and Erna Thielemann for a one-year term, with optional monthly renewals thereafter. The rent is $2,000 per month. The lease consists of 1,880 square feet of commercial space zoned to permit the provision of veterinary services.

Aberdeen Veterinary Clinic

The real estate underlying Aberdeen Veterinary Clinic is located at 728 South Philadelphia Boulevard, Aberdeen, Maryland, and is leased from H R Fritz LLC for a five-year term, with three additional optional 5-year renewals. The rent is $4,167 per month, increasing 3% annually. The lease consists of 2,653 square feet of commercial space zoned to permit the provision of veterinary services.

All Breed Pet Care

The real estate underlying the All Breed Pet Care facility is located at 7501 Peachwood Drive, Newburgh, Indiana, and is owned by IVP IN Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $1,200,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

The Pony Express Veterinary Hospital

The real estate underlying The Pony Express Veterinary Hospital is located at 893 Lower Bellbrook Road, Xenia, Ohio and is owned by IVP TX Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $500,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

The Old 41 Animal Hospital

The real estate underlying The Old 41 Animal Hospital facility is located at 27551 Old 41 Road, Bonita Springs, Florida and 27567 Old 41 Road, Bonita Springs, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $800,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Valley Veterinary Services

The real estate underlying Valley Veterinary Services facility is located 408 Grace Lane, Rostraver Township, Pennsylvania 15012 (Parcel Nos. 56-12-00-0-148 and 56-12-00-0-144) and is owned by IVP PA Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $590,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

WealthSouth Real Estate Loans

Each WealthSouth loan bears a variable interest rate charged on all sum outstanding equal to the New York Prime Rate plus 0.50%, however, such rate can never be less than 3.57% per annum.

Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business. As of the date hereof, neither we nor any of our subsidiaries is a party to any pending legal proceedings, nor are we aware of any such proceedings threatened against us or our subsidiaries.

Item 1a. risk factors

Our business is subject to numerous risks and uncertainties, any one of which could have a materially adverse effect on our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete.

Risks Related to our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any net profits to date, and we expect to continue to incur significant acquisition related costs and other expenses. Our net loss for the twelve months ended December 31, 2023 was $14,792,886 and for the years ended December 31, 2022 and 2021 was $(4,911,926) and $(1,331,062), respectively. Our accumulated deficit as of December 31, 2023 was $21,215,257. As of December 31, 2023, we had total stockholders’ equity of approximately $788,259. We expect to continue to incur net losses for the foreseeable future, as we continue our development and acquisition of veterinary hospitals and related veterinary servicing activities. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

If our business plan is not successful, we may not be able to continue operations as a going concern and our shareholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this Registration Statement, as of December 31, 2023, we had $378,961 cash and restricted cash.

If we fail to raise sufficient capital pursuant to the Purchase Agreement, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we will be able to secure the necessary capital when needed. Consequently, we raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the year ended December 31, 2023. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing the cash flow issues. If we cannot continue as a going concern, our shareholders may lose their entire investment in us. If we fail to raise sufficient capital, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we will be able to secure the necessary capital when needed. Consequently, we raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ended December 31, 2023 and 2022. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing the cash flow issues. If we cannot continue as a going concern, our shareholders may lose their entire investment in us.

If we fail to attract and keep senior management, we may be unable to successfully integrate acquisitions, scale our offerings of veterinary services, and deliver enhanced customer services, which may impact our results of operations and financial results.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and senior personnel. We are highly dependent upon our senior management, particularly Kimball Carr, our Chair, President and Chief Executive Officer, and Richard Frank, our Chief Executive Officer. The loss of services of any of these individuals could negatively impact our ability to successfully integrate acquisitions, scale our employee roster, and deliver enhanced veterinary services, which may impact our results of operations and financial results. Although we have entered an employment agreement with Kimball Carr, our Chair, President and Chief Executive Officer, for one 3-year term (automatically extending for one-year terms thereafter) there can be no assurance that Mr. Carr or any other senior executive officer will extend their terms of service.

We may need to raise additional capital to achieve our goals.

We currently incur operate at a net loss and a comprehensive loss and anticipate incurring additional expenses as a public company. We are also seeking to identify potential complementary acquisition opportunities in the veterinary services and animal health sectors. Some of our anticipated future expenditures will include: costs of identifying additional potential acquisitions; costs of obtaining regulatory approvals; and costs associated with marketing and selling our services. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our existing or future veterinary services s may be greater or less than we anticipate.

As a result, we will need to obtain additional capital to fund the development of our business. We have no master agreements or arrangements with respect to any financings, and any such financings may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our common shares.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our veterinary service programs or any future commercialization efforts.

The Company incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

The Company will face a significant increase in insurance, legal, accounting, administrative and other costs and expenses as a public company that none of the formerly corporate or company privately-held acquisition targets that we may attempt to purchase incur as a private company. The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the Commission, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the Commission and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Company to carry out activities that it previously has not done. For example, the Company will adopt new internal controls and disclosure controls and procedures. In addition, additional expenses associated with the Commission’s reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), The Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. Being a public company could make it more difficult or costly for the Company to obtain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for the Company to attract and retain qualified persons to serve on the board, board committees or as executive officers. Furthermore, if the Company is unable to satisfy its obligations as a public company, it could be subject to fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we fail to manage our growth effectively, our brand, business and operating results could be harmed.

We have experienced, and expect to continue to experience, rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. We will need to significantly expand our organization and systems to support our future expected growth. If we fail to manage our growth effectively, we will not be successful, and our business could fail. To manage the expected growth of our operations and personnel, we will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls. We will also be required to expand our finance, administrative and operations staff. We intend to continue making substantial investments in our technology, sales and data infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our veterinary services and clients. In addition, our revenue may not grow at the same rate as the expansion of our business. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retrain, motivate and manage required personnel. If we are unable to manage our growth effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, operating results and profitability.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, and facilities, or through strategic alliances, and the failure to manage these acquisitions or strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

The pet care industry is highly fragmented. We have completed acquisitions in the past and may pursue expansion, acquisition, investment and other strategic alliance opportunities in the future. If we are unable to manage acquisitions, or strategic ventures, or integrate any acquired businesses effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, financial condition, and results of operations may be adversely affected. Acquisitions, investments and other strategic alliances involve numerous risks, including:

●	problems integrating the acquired business, facilities or services, including issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions or strategic alliances;

●	losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we may have limited or no experience;

●	potential loss of key employees of acquired businesses;

●	the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;

●	potential unknown liabilities associated with a business we acquire or in which we invest; and

●	increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities and services and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all), contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities and services effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

We may seek to raise additional funds in the future through debt financing which may impose operational restrictions on our business and may result in dilution to existing or future holders of our common shares.

We expect that we will need to raise additional capital in the future to help fund our business operations. Debt financing, if available, may require restrictive covenants, which may limit our operating flexibility and may restrict or prohibit us from:

●	paying dividends or making certain distributions, investments and other restricted payments;

●	incurring additional indebtedness or issuing certain preferred shares;

●	selling some or all of our assets;

●	entering into transactions with affiliates;

●	creating certain liens or encumbrances;

●	merging, consolidating, selling or otherwise disposing of all or substantially all of our assets; and

●	designating our subsidiaries as unrestricted subsidiaries.

Debt financing may also involve debt instruments that are convertible into or exercisable for our common shares. The conversion of the debt-to-equity financing may dilute the equity position of our existing shareholders.

We may acquire other businesses that may be unsuccessful and could adversely dilute your ownership of our company.

As part of our business strategy, we intend to pursue acquisitions of other complementary assets and businesses and may also pursue strategic alliances. We may not be able to successfully integrate any acquisitions into our existing business, and we could assume unknown or contingent liabilities or become subject to possible stockholder claims in connection with any related-party or third-party acquisitions or other transactions. We also could experience adverse effects on our reported results of operations from acquisition-related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following an acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

To finance future acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your ownership interest in us. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $14,792,886 as of December 31, 2023. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. A portion of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before such portion of our U.S. NOLs expire. Under the Tax Cuts and Jobs Act (the “TCJA”), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2023 we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

Our ability to utilize the U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% percent or more of the value of our shares or are otherwise treated as 5% percent shareholders under Code Section 382 and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our 5% shareholders. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the IRS. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs (if any). In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our U.S. NOLs would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

Our management does not have experience as senior management of a public company or ensuring compliance with public company obligations, and fulfilling these obligations will be expensive and time consuming, which may divert management’s attention from the day-to-day operation of its business.

Our senior management does not have experience as senior management a publicly traded company and have limited experience complying with the increasingly complex laws pertaining to public companies. In particular, the significant regulatory oversight and reporting obligations imposed on public companies will require substantial attention from senior management and may divert attention away from the day-to-day management of its business, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, corporate governance obligations, including with respect to the development and implementation of appropriate corporate governance policies will impose additional burdens on the Company’s non-executive directors.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on the Company’s business, operating results and stock price.

Effective internal control over financial reporting is necessary to increase the reliability of the Company’s financial reports. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those of a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of the common stock.

The Company and its auditors were not required to perform an evaluation of internal control over financial reporting as of or for the years ended December 31, 2023 or 2022 in accordance with the provisions of the Sarbanes-Oxley Act. The Company’s independent registered public accounting firm will not be required to report on the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act  until the Company’s first annual report on Form 10-K following the date on which it ceases to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement. If such evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, the Company cannot, at this time, predict the outcome of this determination and whether the Company will need to implement remedial actions in order to implement effective control over financial reporting. If in subsequent years the Company is unable to assert that the Company’s internal control over financial reporting is effective, or if the Company’s auditors express an opinion that the Company’s internal control over financial reporting is ineffective, the Company may fail to meet the future reporting obligations in a timely and reliable manner and its financial statements may contain material misstatements. Any such failure could also adversely cause our investors to have less confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of the Company’s common stock.

We may incur successor liabilities due to conduct arising prior to the completion of the various acquisitions.

We may become subject to certain successor liabilities of recently acquired subsidiary businesses. We may also become subject to litigation claims in the operation of such businesses prior to the closing of such subsidiary acquisitions, including, but not limited to, with respect to tax, regulatory, employee or contract matters. Any litigation may be expensive and time-consuming and could divert the attention of management from its business and negatively affect its operating results or financial condition. Furthermore, the outcome of any litigation cannot be guaranteed, and adverse outcomes can affect our results of operations negatively.

Purchasing real estate with hospital acquisitions brings additional complexity and cost.

By purchasing buildings and land with many of the acquisitions that the Company completes, the financing, due diligence and regulatory requirements of these purchases are much more complex. Issues such as building inspections and related delays, zoning requirements and permitting variabilities across many states all have the potential to cause delays with the purchase of acquisitions and increase the costs of acquiring target locations.

Our estimate of the size of our addressable market may prove to be inaccurate.

Data for retail veterinary services to domestic pets is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our services will grow, if at all. While our market size estimates have been made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to execute our growth strategies successfully or manage and sustain our growth, and as a result, our business may be adversely affected.

Our strategies include expanding our veterinary service offerings and building out our digital and data capabilities, growing our market share in services like grooming and training, enhancing our owned brand portfolio, and introducing new offerings to better connect with our customers. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including:

●	whether we have adequate capital resources to expand our offerings and build out our digital and data capabilities;

●	our ability to relocate our pet care centers and obtain favorable sites and negotiate acceptable lease terms;

●	our ability to hire, train and retain skilled managers and personnel, including veterinarians, information technology professionals, owned brand merchants, and groomers and trainers; and

●	our ability to continue to upgrade our information and other operating systems and to make use of the data that we collect through these systems to offer better products and services to our customers.

Our existing locations may not maintain their current levels of sales and profitability, and our growth strategies may not generate sales levels necessary to achieve pet care center level profitability comparable to that of our existing locations. To the extent that we are unable to execute on our growth strategies in accordance with our expectations, our sales growth would come primarily from the organic growth of existing product and service offerings.

We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

The successful growth of our veterinary services business depends on our ability to recruit and retain skilled veterinarians and other veterinary technical staff. We face competition from other veterinary service providers in the labor market for veterinarians, and from time to time, we may experience shortages of skilled veterinarians in markets in which we operate our veterinary service businesses, which may require us or our affiliated veterinary practices to increase wages and enhance benefits to recruit and retain enough qualified veterinarians to adequately staff our veterinary services operations. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial condition, and results of operations may be materially adversely affected.

Negative publicity arising from claims that we do not properly care for animals we handle could adversely affect how we are perceived by the public and reduce our sales and profitability.

From time to time we receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle, which mainly includes dogs and cats but may include other animals as we acquire additional facilities. Deaths or injuries may occur in the future while animals are in our care. As a result, we may be subject to claims that our animal care practices do not provide the proper level of care. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

Our quarterly operating results may fluctuate due to the timing of expenses, veterinary facility acquisitions, veterinary facility closures, and other factors.

Our expansion plans, including the timing of new and remodeled veterinary facility acquisitions, and related pre-opening costs, the amount of net sales contributed by new and existing veterinary facilities, and the timing of and estimated costs associated with veterinary facility closings or relocations, may cause our quarterly results of operations to fluctuate. Quarterly operating results are not necessarily accurate predictors of performance.

Quarterly operating results may also vary depending on a number of factors, many of which are outside our control, including:

●	changes in our pricing policies or those of our competitors;

●	our sales and channels mix and the relevant gross margins of the products and services sold;

●	the hiring and retention of key personnel;

●	wage and cost pressures;

●	changes in fuel prices or electrical rates;

●	costs related to acquisitions of businesses; and

●	general economic factors.

The COVID-19 outbreak has previously disrupted our business, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak previously disrupted our business and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. There is continuing uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our veterinary services, which could have a material adverse effect on our business, operating results and financial condition. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are uncertain and unpredictable, including the duration and severity of the COVID-19 pandemic, its impact on capital and financial markets, the continued timing of widespread availability of COVID-19 vaccines, the willingness of individuals to become vaccinated, the efficacy of vaccinations, virus mutations and variants, the length of time COVID-19 related restrictions continue to stay in place or are reinstituted and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain. Any of these events could have a material adverse impact on our business, financial condition, results of operations and ability to execute and capitalize on our strategies for a period of time that is currently unknown.

Our continued success is largely dependent on positive perceptions of our company.

Management believes our continued success is largely dependent on positive perceptions of our company as a high-quality employer and operator within the veterinary space. We may receive claims or complaints alleging that we do not properly care for some of the pets we handle or for companion animals we handle and sell, which may include dogs, cats, birds, fish, reptiles, and other small animals. Deaths or injuries sometimes occur while animals are in our care. As a result, we may be subject to claims that our animal care services, including grooming, training, veterinary, and other services, or the related training of our associates or handling of animals by them, do not provide the proper level of care. Our efforts to establish our reputation as a “health and wellness” company increase the risk of claims or complaints regarding our practices. Any such claims or complaints, as well as any related news reports or reports on social media, even if inaccurate or untrue, could cause negative publicity, which in turn could harm our business and have a material adverse effect on our results of operations.

To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business.

As the Company grows, expanding the mergers and acquisitions team in order to select and properly integrate new locations will be necessary. We also will have to build our marketing, sales, managerial and other non-technical capabilities and make arrangements with third parties to perform certain of these other services, and we may not be successful in doing so. Building an internal sales organization is time consuming and expensive and will significantly increase our compensation expense. If we are unable to market and build proven client-acquisition processes at local level our future revenue could suffer.

Our business may be harmed if our computer network containing employee or other information is compromised, which could adversely affect our results of operations.

We occasionally collect or store proprietary or confidential information regarding our employees or customers, and others, including credit card information and potentially personally identifiable information. We may also collect, store, and transmit employees’ health information in order to administer employee benefits; accommodate disabilities and injuries; and comply with public health requirements. We cannot assure you that future potential cyber-attacks will not expose us to material liability. Security could be compromised and confidential information, such as customer credit card numbers, employee information, or other personally identifiable information could be misappropriated, or system disruptions could occur. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. If our information systems or infrastructure fail to perform as designed or are interrupted for a significant period of time, our business could be adversely affected.

In addition, the Company plans to expand its service offering to include, among other services, tele-veterinarian services. The Company has not implemented such tele-veterinarian services as of the date of this prospectus. However, in order to implement such services, the Company will likely require significant investments in information technology and information technology training. There can be no assurance that such investments will generate commiserate increases in revenue or profitability. In implemented, cyber-attacks such as ransomware attacks against our tele-veterinarian infrastructure could interrupt our ability to provide such services and could adversely affect that line of business.

Labor disputes may have an adverse effect on our operations.

We are not currently party to a collective bargaining agreement with any of our employees. If we were to experience a union organizing campaign, this activity could be disruptive to our operations, increase our labor costs and decrease our operational flexibility. We cannot assure you that some or all of our employees will not become covered by a collective bargaining agreement or that we will not encounter labor conflicts or strikes. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration, as well as current or future unionization efforts among other large employers. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future. Any labor disruptions could have an adverse effect on our business or results of operations and could cause us to lose customers. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, including on our financial results.

We may be subject to personal injury, workers’ compensation, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.

Our business involves a risk of personal injury, workers’ compensation, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business. We maintain general liability insurance with a self-insured retention and workers’ compensation insurance with a deductible for each occurrence. We also maintain umbrella insurance above the primary general liability coverage. No assurance can be given that our insurance coverage will be available or sufficient in any claims brought against us.

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay, discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

A decline in consumer spending or a change in consumer preferences or demographics could reduce our sales or profitability and adversely affect our business.

Some of our product sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, disruption or volatility in global financial markets, changes in interest rates, the availability of discretionary income and credit, weather, consumer confidence, unemployment levels and government orders restricting freedom of movement. We may experience declines in sales or changes in the types of products and services sold during economic downturns. Our business could be harmed by any material decline in the amount of consumer spending, which could reduce our sales, or a decrease in the sales of higher-margin products, which could reduce our profitability and adversely affect our business.

We have also benefited from increasing pet ownership, discretionary spending on pets and current trends in humanization and premiumization in the pet industry, as well as favorable pet ownership demographics. To the extent these trends slow or reverse, our sales and profitability would be adversely affected. In particular, COVID-19 has driven an increase in pet ownership and consumer demand for our products that may not be sustained or may reverse at any time. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

We collect, store, and transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personally identifiable information. We also collect, store, and transmit employees’ health information in order to administer employee benefits; accommodate disabilities and injuries; to comply with public health requirements; and to mitigate the spread of COVID-19 in the workplace. The protection of customer, employee, and company data in the information technology systems we use (including those maintained by third-party providers) is critical. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security incidents.

Security could be compromised and confidential information, such as customer credit card numbers, employee information, or other personally identifiable information that we or our vendors collect, transmit, or store, could be misappropriated or system disruptions could occur. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, our employees, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of the technology used by us to protect transactions or other sensitive data. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships, that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations, litigation, including class actions, and notification, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business, and results of operations. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures and significant expenditures to reimburse third parties for damages, which could adversely impact our results of operations. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular loss.

The animal health industry is highly competitive.

The animal health industry is highly competitive. The Company is not currently engaged in product development and does not depend on product development for any of its revenue, however, the Company believes that it may face competition if the Company decides to engage in product development in future years. In such a case, the Company’s competitors may include standalone animal health businesses, the animal health businesses of large pharmaceutical companies, specialty animal health businesses and companies that mainly produce generic products or offer generic services. We believe many of such competitors are conducting R&D activities in areas served by our products and or services. There are also several new start-up companies competing in the animal health industry. We may also face competition from manufacturers of drugs globally, as well as producers of nutritional health products and animal health service providers. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities.

We may be unable to adequately protect our intellectual property rights.

We regard our brand, customer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our trademark applications may never be granted. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

We may be subject to litigation.

We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for our Class A Common Stock and could potentially use significant resources. Even if we are involved in litigation and win, litigation can redirect significant resources of management and the Company.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

Risks Related to Government Regulation

Various government regulations could limit or delay our ability to develop and commercialize our services or otherwise negatively impact our business.

We are subject to a variety of federal, state and local laws and regulations that govern, among other things, our business practices in the U.S., such as anti-corruption and anti-competition laws. rules and regulations promulgated by the Occupational Safety and Health Administration (“OSHA”), state veterinary practice acts, state veterinary ownership regulations, and by various other federal, state and local authorities regarding the medical treatment of domestic animals. See “Our Business—Government Regulation.” In addition, we are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced proprietary brand manufacturing partners) material costs to comply with current or future laws and regulations. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. These legal and regulatory requirements differ among jurisdictions across the country and are rapidly changing and increasingly complex. The costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future.

Any failure to comply with applicable legal and regulatory requirements could result in fines, penalties and sanctions and damage to our reputation. These developments and others related to government regulation could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Additionally, some states require veterinary para-professional team members to be licensed before performing tasks and duties which are critical to the workflow of a veterinary clinic. These regulations require that we are selective in where we choose to purchase hospitals, or, allocate funds and resources to finding, training and paying for licensing for employees. As of the date of this filing, the Company has no clinics located in states where these restrictions are in place.

Further risks to our business include certain states which prohibit non-veterinarians from owning or operating a veterinary clinic. These regulations are designed to limit corporate ownership in the veterinary space and, while there are feasible workarounds which our company and others have employed, these regulations represent additional cost and complexity. Currently, the Company operates in Texas, a state in which only doctors of veterinary medicine may own veterinary hospitals. Pursuant to a management agreement between the Company and a veterinarian-owned state entity, this location is owned via a structure which complies with state regulations and allows the Company to manage necessary aspects of daily operations and derive revenue. Similarly, although no such statute exists in Indiana, the Company operates one location there and has chosen to employ a similar structure out of an abundance of caution due to uncertainty in the regulatory climate.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain Commission and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Failure to comply with governmental regulations or the expansion of existing or the enactment of new laws or regulations applicable to our veterinary services could adversely affect our business and our financial condition or lead to fines, litigation, or our inability to offer veterinary products or services in certain states.

All of the states in which we operate impose various registration, permit, and/or licensing requirements relating to the provision of veterinary products and services. To fulfill these requirements, we believe that we have registered with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our veterinary service businesses are required to maintain valid state licenses to practice.

In addition, certain states have laws, rules, and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care, or directly employing or otherwise exercising control over veterinarians providing such care. We may experience difficulty in expanding our operations into other states or jurisdictions with similar laws, rules, and regulations. Our provision of veterinary services through tele-veterinarian offerings is also subject to an evolving set of state laws, rules, and regulations. Although we believe that we have structured our operations to comply with our understanding of the veterinary medicine laws of each state or jurisdiction in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

We strive to comply with all applicable laws, regulations and other legal obligations applicable to our veterinary services. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with our filed permits and licenses with any applicable federal-, state-, or international-related laws, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding, or action could hurt our reputation, brand and business, force us to incur significant expenses in defending such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws or regulations applicable to our veterinary services. In addition, various federal, state, and foreign legislative and regulatory bodies may expand existing laws or regulations, enact new laws or regulations, or issue revised rules or guidance applicable to our veterinary services. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition, and results of operations.

We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

The sale and delivery of prescription pet medications and controlled substances through our veterinary services businesses are governed by extensive regulation and oversight by federal and state governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently, and can be inconsistent or conflicting. In addition, the governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern our operations and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. In the future, we may be subject to routine administrative complaints incidental to the dispensing of prescription pet medications through our veterinary services businesses.

We are subject to environmental, health, and safety laws and regulations that could result in costs to us.

In connection with the ownership and operations of our pet care centers and distribution centers, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of wastes and the cleanup of contaminated sites. We could incur costs, including fines and other sanctions, cleanup costs, and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. Although we are not aware of any of our sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of the discovery of contaminants in the future could result in additional costs.

Risks Related to our Common Shares and Securities

We have received a listing deficiency notice from Nasdaq regarding our Class A Common Stock.

Our Class A Common Stock currently trades on The Nasdaq Capital Market (“Nasdaq”). On March 8, 2024, we received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market. The Staff Determination was issued because, as of March 7, 2024, the Company’s securities had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under the Low Priced Stocks Rule. The Company may appeal the Staff Determination to a Hearings Panel by filing a hearing request with Nasdaq on or before March 15, 2024. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. A hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

Previously, on November 27, 2023, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the required minimum of $1.00 per share under Nasdaq Marketplace Rule 5550(a)(2).

The Company intends to appeal the Staff Determination under the Low Priced Stock Rule and will file a hearing request with Nasdaq by March 15, 2024. Pending the hearing before the Panel, the Company’s securities will continue to be listed on the Nasdaq Capital Market. In the immediate future, the Company intends to implement an appropriate reverse split of its Class A Common Stock in order to regain compliance with both the Low Priced Stocks Rule and the Bid Price Rule. There can be no assurance, however, that the Company will be able to regain compliance with the Bid Price Rule and the Low Priced Stocks Rule or that it will otherwise be in compliance with other Nasdaq listing rules.

If the Class A Common Stock is not continued to be listed on Nasdaq, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity;

●	a determination that the common shares are a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common shares;

●	a decrease in news about and analyst coverage for our Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Upon delisting from Nasdaq, our Class A Common Stock may be traded, if at all in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on securities exchanges such as Nasdaq. Many OTC stocks trade less frequently and in smaller volumes than exchange-listed Stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of OTC stocks are often more volatile than exchange-listed stocks. Additionally, institutional investors are often prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

In addition, if our Class A Common Stock is delisted, your ability to transfer or sell your Class A Common Stock may be limited and the value of those securities will be materially adversely affected.

If our Class A Common Stock becomes subject to the penny stock rules, it may be more difficult to sell our Class A Common Stock.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our Class A Common Stock is less than $5.00 and our Class A Common Stock is no longer listed on a national securities exchange such as Nasdaq, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and dated acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Class A Common Stock, and therefore shareholders may have difficulty selling their shares.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement, or the actual gross proceeds resulting from those sales. We may not have access to the full amount available under the Purchase Agreement with Tumim.

On November 30, 2023, we entered into the Purchase Agreement with Tumim, pursuant to which Tumim committed to purchase up to $30.0 million in shares of our Class A Common Stock, at our direction from time to time after the date of this prospectus, subject to the satisfaction of the conditions in the Purchase Agreement. Sales of Class A Common Stock by us to Tumim, if any, will be subject to certain limitations, and may occur from time-to-time in our sole discretion, over the period commencing once certain customary conditions are satisfied, including securing effectiveness of the resale registration statement with the Commission and ending on the first day of the month following the 24-month anniversary of the date on which the resale registration statement is declared effective by the Commission.

Sales of our Class A Common Stock to Tumim under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Tumim all or a portion of the shares of our Class A Common Stock that may be available pursuant to the Purchase Agreement or decide to not sell to Tumim any shares of our Class A Common Stock that may be available for us to sell to Tumim pursuant to the Purchase Agreement.

Because the purchase price per share to be paid by Tumim for the shares of our Class A Common Stock that we may elect to sell to Tumim under the Purchase Agreements will fluctuate based on the market prices of our Class A Common Stock during the applicable purchase valuation period for each purchase, it is not possible for us to predict, the number of shares of our Class A Common Stock that we will sell to Tumim, the purchase price per share that Tumim will pay for shares purchased from us, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the Purchase Agreement.

Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of our Class A Common Stock that are being registered for resale by Tumim could cause additional substantial dilution to our stockholders. The number of shares of our Class A Common Stock ultimately offered for resale by Tumim is dependent upon the number of shares of our Class A Common Stock we ultimately sell to Tumim under the Purchase Agreement.

Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business. The extent to which we rely on Tumim as a source of funding will depend on a number of factors including the prevailing market price of our Class A Common Stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Tumim were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we were to receive all $30.0 million in gross proceeds under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our business, operating results, financial condition and prospects.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Tumim. If and when we do elect to sell shares of our Class A Common Stock to Tumim under the Purchase Agreement, after Tumim has acquired such shares, Tumim may resell all or a portion of such shares from time to time in its discretion and at different prices. As a result, investors who purchase shares from Tumim at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Tumim as a result of future sales made by us to Tumim at prices lower than the prices such investors paid for their shares.

If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.

We will have to be obtain research coverage by securities and industry analysts; if coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model or our stock performance, or if our operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth and not to pay any cash dividends on our common shares. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market price of our common shares. There is no assurance that our common shares will appreciate in price. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

Our board of directors may designate and issue shares of new classes of stock, including the issuance of up to 15,700,000 additional shares of Class B common stock, that could be superior to or adversely affect you as a holder of our Class A common stock. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 38.4% of the voting power of our outstanding common stock.

Our board of directors has the power to designate and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our Class A Common Stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our Class A Common Stock or that is convertible into our Class A Common Stock, which could decrease the relative voting power of our Class A Common Stock or result in dilution to our existing common stockholders. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 38.4% of the voting power of our outstanding common stock. Our non-independent directors, officers and their affiliates may, through their control of over a significant portion of the voting power of our outstanding common stock, could influence the Company to take corporate actions or engage in transactions that may be at odds with the interests of other investors in our Class A common stock.

Any of these actions could significantly adversely affect the investment made by holders of our Class A Common Stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our Class A Common Stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our articles of incorporation authorize the issuance of one hundred million (100,000,000) shares of Class A common stock, twenty million (20,000,000) shares of Class B common stock, and fifty million (50,000,000) shares of preferred stock. We currently have 80,306,073, 3,891,500 and 53,793 shares of Class A common stock, Class B common stock and Series A preferred stock, respectively, issued and outstanding. The Class B common stock is identical to the Class A common stock, except that each share of Class B common stock entitles the holder of such share 25 votes per share and is convertible into one share of Class A common stock. If our board of directors determined to issue the remaining 15,700,000 unissued Class B shares, such shares would represent an additional 392,500,000 votes and non-affiliated investors in our Class A Common Stock would have voting power of less than 1%.

Charles Stith Keiser, our director and Vice-Chair, the holder of 2,150,000 shares of our Class B common stock and 24,528 shares of our Class A common stock, controls approximately 27.3% of the voting power of the outstanding common stock of the Company.

Our directors Messrs. Carr, Keiser, and Lau hold a combined 3,020,750 shares of our Class B common stock and 102,256 shares of our Class A common stock, control approximately 38.4% of the voting power of the outstanding common stock prior to the issuance of any additional shares. See “Security Ownership of Certain Beneficial Owners and Management.”

Because we do not expect any single holder or entity to hold more than 50% of the outstanding voting power of the Company, we do not believe we will qualify as a “controlled company” under the Nasdaq listing rules. See “—We may be deemed a ‘controlled company’ within the meaning of the rules of Nasdaq and, as a result, may qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.”

However, any future issuance of Class A common stock or Class B common stock will result in substantial dilution in the percentage of our Class A Common Stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Class A Common Stock.

The trading price of our Class A common stock is volatile, which could result in substantial losses to investors.

The trading price of our Class A common stock is volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States. In addition to market and industry factors, the price and trading volume for our Class A common stock may be highly volatile for factors specific to our own operations, including the following:

●	the potential delisting of our common stock from The Nasdaq Capital Market (as more fully described below);

●	variations in our revenues, earnings and cash flow;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings, solutions and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our brand, our services or our industry;

●	additions or departures of key personnel;

●	sales of additional equity securities; and

●	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our Class A common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

The sale or availability for sale of substantial amounts of our Class A common stock could adversely affect their market price.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and could materially impair our ability to raise capital through equity offerings in the future. We are registering up to 7,869,182 shares of Class A Common Stock (including the Commitment Shares and the Warrant Shares, if any) issuable under the Purchase Agreement, which may be sold pursuant to this prospectus, which such shares may be sold at then prevailing market prices, at prices related to the prevailing market prices, at negotiated prices, or at fixed prices, which may be changed. The sale of a significant number of shares being offered could depress the market price of the Company’s common stock.

Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. Furthermore, the stock market in general experiences price and volume fluctuations that are often unrelated or disproportionate to the operating performance of companies like us. Volatility or a lack of positive performance in the price of our shares of Class A common stock may also adversely affect our ability to retain key employees.

In addition, the stock market, in general, or the market for stocks in our industry, in particular, may experience broad market fluctuations, which may adversely affect the market price or liquidity of our common shares. Any sudden decline in the market price of our common shares could trigger securities class-action lawsuits against us. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. We also could be subject to damages claims if we are found to be at fault in connection with a decline in our stock price.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and a smaller reporting companies will make our Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we expect to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company: we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, while we are an emerging growth company we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.

We may remain an emerging growth company until as late as December 31, 2026, though we may cease to be an emerging growth company earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements.

Investors may find our Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may decline or become more volatile.

We may be deemed a “controlled company” within the meaning of the rules of Nasdaq and, as a result, may qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.

Charles Stith Keiser, our director and Vice-Chair and the holder of 2,150,000 shares of our Class B common stock and 24,528 shares of our Class A common stock, controls approximately 44% of the voting power of the Company as of the date of this prospectus. However, if Mr. Keiser were to control greater than 50% of the voting power of our Class A Common Stock, the Company may be deemed a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the rules of Nasdaq, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including the requirement that a majority of the board of directors consists of independent directors, have a nominating and governance committee and compensation committee that is composed entirely of independent directors and the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.

We do not intend to rely on these exemptions and instead intend to comply with all of the corporate governance requirements imposed by state and federal law, the rules and regulations of the Securities and Exchange Commission and Nasdaq.

Sales of a significant number of shares of our Class A Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A Common Stock.

Sales of a substantial number of shares of our Class A Common Stock in the public markets could depress the market price of our Class A Common Stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Class A Common Stock would have on the market price of our Class A Common Stock.

Item 1b. unresolved staff comments

None.

ITEM 1C. CYBERSECURITY

The Company engages a third-party provider to maintain our systems and management participates in the assessment to identify any risks from cybersecurity threats. Our third-party provider monitors our firewall, network, system security and internal and external backups and reports any issues to the Company.

The Company’s Board, together with management, is engaged in our cybersecurity monitoring managed by our third-party provider and it is constantly changing. Any issues are appropriately addressed timely.

To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition.

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests. This cybersecurity policy is designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

The Company is in the process of establishing a cybersecurity policy which implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats haven’t significantly impacted our operations, and we don’t anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. Please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

The Chief Financial Officer will oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

Item 2. properties

With a decentralized leadership team, our company does not have a physical headquarters, but rather, has a distributed leadership team working from home offices across several states.

Kauai Veterinary Clinic, (KVC)

The real estate underlying Kauai Veterinary Clinic is located at 1864 Haleukana Street, Lihue, Hawaii, and is owned by KVC Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $1,300.000 and was financed by a loan from First Southern National Bank. The loan bears interest at a rate of 4.35% per annum.

Chiefland Animal Hospital (CAH)

The real estate underlying Chiefland Animal Hospital is located at 2630 North Young Boulevard, Chiefland, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $279,500 and was financed by WealthSouth, a division of Farmers National Bank (“WealthSouth”). The material terms of the WealthSouth loan are summarized below.

Pets & Friends Animal Hospital LLC (P&F)

The real estate underlying Pets & Friends Animal Hospital is located at 3625 Baltimore Ave, Pueblo, Colorado, and is owned by IVP CO Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $216,750 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Advanced Veterinary Care of Pasco, LLC (AVCP)

The real estate underlying our Advanced Veterinary Care of Pasco facility, located at 12116 Cobble Stone Drive, Hudson, Florida, is leased from Remappa Family Limited Partnership for one year with two additional possible three-year renewals. The initial rent in the first year of the lease is $2,350 per month increasing in annual increments for a total of 0.75% over ten years. The lease consists of 2,442 square feet of commercial space zoned to permit the provision of veterinary services.

Lytle Veterinary Clinic, Inc. (LVC)

The real estate underlying Lytle Veterinary Clinic is located at 63245 Texas State Highway 132, Lytle, Texas, and is owned by IVP TX Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $780,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Southern Kern Veterinary Clinic, Inc. (SKVC)

The real estate underlying Southern Kern Veterinary Clinic is located at 4455 West Rosamond Boulevard, Rosamond, California, and is owned by IVP CA Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $500,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Bartow Animal Hospital

The real estate underlying Bartow Animal Hospital is located at 1515 US Highway 17 South, Bartow, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $350,000 and financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Dietz Family Pet Hospital

The real estate underlying Dietz Family Pet Hospital is located at 7002 Hand Road, Richmond, Texas, and is leased from Clarence and Erna Thielemann for a one-year term, with optional monthly renewals thereafter. The rent is $2,000 per month. The lease consists of 1,880 square feet of commercial space zoned to permit the provision of veterinary services.

Aberdeen Veterinary Clinic

The real estate underlying Aberdeen Veterinary Clinic is located at 728 South Philadelphia Boulevard, Aberdeen, Maryland, and is leased from H R Fritz LLC for a five-year term, with three additional optional 5-year renewals. The rent is $4,167 per month, increasing 3% annually. The lease consists of 2,653 square feet of commercial space zoned to permit the provision of veterinary services.

All Breed Pet Care

The real estate underlying the All Breed Pet Care facility is located at 7501 Peachwood Drive, Newburgh, Indiana, and is owned by IVP IN Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $1,200,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

The Pony Express Veterinary Hospital

The real estate underlying The Pony Express Veterinary Hospital is located at 893 Lower Bellbrook Road, Xenia, Ohio and is owned by IVP TX Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $500,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

The Old 41 Animal Hospital

The real estate underlying The Old 41 Animal Hospital facility is located at 27551 Old 41 Road, Bonita Springs, Florida and 27567 Old 41 Road, Bonita Springs, Florida, and is owned by IVP FL Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $800,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

Valley Veterinary Services

The real estate underlying Valley Veterinary Services facility is located 408 Grace Lane, Rostraver Township, Pennsylvania 15012 (Parcel Nos. 56-12-00-0-148 and 56-12-00-0-144) and is owned by IVP PA Properties, LLC, a 100%-owned subsidiary of the Company. The property was purchased for $590,000 and was financed by WealthSouth. The material terms of the WealthSouth loan are summarized below.

WealthSouth Real Estate Loans

Each WealthSouth loan bears a variable interest rate charged on all sum outstanding equal to the New York Prime Rate plus 0.50%, however, such rate can never be less than 3.57% per annum.

item 3. legal proceedings

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases OF EQUITY SECURITIES

Market Information

Our Class A Common Stock is listed on Nasdaq under the symbol “IVP”.

Holders

As of the date of this Annual Report, there were 100 stockholders of record for our Class A common stock, 5 stockholders of record for our Class B common stock and 2 stockholders of record for our Series A preferred stock.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Nasdaq Deficiency Notice

Our Class A Common Stock is currently traded on The Nasdaq Capital Market (“Nasdaq”). On March 8, 2024, Inspire Veterinary received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market. The Staff Determination was issued because, as of March 7, 2024, the Company’s securities had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). The Company may appeal the Staff Determination, however, to a Hearings Panel by filing a hearing request with Nasdaq on or before March 15, 2024. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. A hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

Previously, on November 27, 2023, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the required minimum of $1.00 per share under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”).

The Company intends to appeal the Staff Determination under the Low Priced Stock Rule and will file a hearing request with Nasdaq by March 15, 2024. Pending the hearing before the Panel, the Company’s securities will continue to be listed on the Nasdaq Capital Market. In the immediate future, the Company intends to implement an appropriate reverse split of its Class A Common Stock in order to regain compliance with both the Low Priced Stocks Rule and the Bid Price Rule. There can be no assurance, however, that the Company will be able to regain compliance with the Bid Price Rule and the Low Priced Stocks Rule or that it will otherwise be in compliance with other Nasdaq listing rules.

Securities Authorized for Issuance under Equity Compensation Plans

Effective October 18, 2022, shareholders of Company approved the Company’s 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company.

Under the plan, the capital stock available for issuance under the Plan are the shares of the Company’s authorized but unissued common stock. The number of shares issued may not exceed, at any given time, ten percent (10%) of the total of: (a) the issued and outstanding shares of the Company’s common stock, and (b) all shares common stock issuable upon conversion or exercise of any outstanding securities of the Company which are convertible or exercisable into shares of common stock.

The Board may terminate the Plan at any time. Unless sooner terminated, the Plan will terminate ten years after the effective date of the Plan. The number of shares of common stock covered by each outstanding stock right, and the number of shares of common stock which have been authorized for issuance under the Plan as well as the price per share of common stock (or cash, as applicable) covered by each such outstanding option or stock appreciation rights, shall be proportionately adjusted for any increases or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company.

Outstanding Equity Awards

No equity awards to our named executive officers were outstanding at December 31, 2023 or as of the date of this Annual Report.

Executive Incentive Compensation Recovery Policy

We have adopted an executive incentive compensation recovery policy (the “Executive Incentive Compensation Recovery Policy”) pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq (the “Listing Standards”). The purpose of the Executive Incentive Compensation Recovery Policy is to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement. In the event of an accounting restatement, it is the Company’s policy to recover reasonably promptly the amount of any erroneously awarded compensation received during the recovery period. An accounting restatement involves a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

The amount of “erroneously awarded compensation” generally means the amount of incentive-based compensation (compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure) received by a covered executive that exceeds the amount of incentive-based compensation on that otherwise would have been received had it been determined based on the restated financial statements. The Company need not recover any “erroneously awarded compensation” if and to the extent that the Compensation Committee or a majority of the independent members of the Board determines that such recovery is impracticable and not required under Rule 10D-1 and the Listing Standards, including if the Compensation Committee or a majority of the independent members of the Board determines that: (i) the direct expense paid to a third party to assist in enforcing the policy would exceed the amount to be recovered after making a reasonable attempt to recover, or (ii) recovery would likely cause an otherwise tax-qualified broad-based retirement plan to fail the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder.

The policy is administered by our Compensation Committee, except that the Board may decide to act as the administrator in lieu of the Compensation Committee or designate another committee of the Board (including a special committee) to act as the administrator other than the determination that recovery of “erroneously awarded compensation” is impracticable and not required (as described above).

The following table provides information regarding our equity compensation plan as of December 31, 2023.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2022 Plan		$
Total equity compensation plans approved by stockholders		$
Equity compensation plans not approved by security holders	-		-	-

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

The issuances of the shares described above were exempt from registration under Section 4(a)(2) under the Securities Act, as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

None.

item 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

Overview

Inspire Veterinary is a corporation originally incorporated in the state of Delaware in 2020. On June 29, 2022, the Company converted into a Nevada corporation. The Company completed its initial public offering on August 31, 2023 and its shares of Class A Common Stock are quoted on The Nasdaq Capital Market under the symbol “IVP.”

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

With fourteen clinics located in eleven states as of the date of this filing, Inspire Veterinary purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates it business as one operating and one reportable segment.

The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, and IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, and MD Holdco. Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco are used to acquire hospitals in various states and jurisdictions.

The Company is the managing member of IVP Real Estate Holding Co., LLC (“IVP RE”), a Delaware limited liability company, which is the managing member of IVP CO Properties, LLC (“CO RE”), a Delaware limited liability company, IVP FL Properties, LLC (“FL RE”), a Delaware limited liability company, IVP TX Properties, LLC (“TX RE”), a Delaware limited liability company, KVC Properties, LLC, (“KVC RE”), a Hawaii limited liability company, IVP CA Properties, LLC (“CA RE”), a Delaware limited liability company, IVP MD Properties, LLC (“MD RE”), a Delaware limited liability company, IVP OH Properties, LLC (“OH RE”), a Delaware limited liability company, IVP IN Properties, LLC (“IN RE”), a Delaware limited liability company, and IVP PA Properties, LLC (“PA RE”), a Delaware limited liability company. The Company through IVP RE operates and controls all business and affairs of CO RE, FL RE, TX RE, KVC RE, CA RE, MD RE, OH RE, IN RE and PA RE. IVP RE are used to acquire real property in various states and jurisdictions.

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

Growth strategies and expansion plans call for the Company to enter emergency care and mixed animal (such as bovine and additional equine care) in future years of growth. Staffing, ownership transition plans, demographics, quality of medicine, financial performance and quality of existing leadership are some of the many factors that are analyzed before a pending acquisition is offered a letter of intent. The Company uses a field support structure that is nationally distributed and therefore the targets for acquisition can be in most states within the United States, taking special care with more complex states which have very specific veterinary practice ownership and operations guidelines.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, in the last quarter of 2023 and beyond, the Company intends to continue to conduct the due diligence necessary to strategically acquire existing general practices, specialty hospitals, and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through December 31, 2023, and the related transaction price.

Name	Closing Date	Transaction Value[1]
Kauai Veterinary Clinic[3]	January 2021	$1,505,000
Chiefland Animal Hospital[2]	August 2021	$564,500
Pets & Friends Animal Hospital[2]	October 2021	$630,000
Advanced Veterinary Care of Pasco[3]	January 2022	$1,014,000
Lytle Veterinary Clinic[2]	March 2022	$1,442,469
Southern Kern Veterinary Clinic[2]	March 2022	$2,000,000
Bartow Animal Clinic[3,4]	May 2022	$1,405,000
Dietz Family Pet Hospital[2]	June 2022	$500,000
Aberdeen Veterinary Clinic[3]	July 2022	$574,683
All Breed Pet Care Veterinary Clinic[2]	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc.[2]	October 2022	$3,108,652
Williamsburg Animal Clinic[3]	December 2022	$850,000
The Old 41 Animal Hospital[2]	December 2022	$1,465,000
Valley Veterinary Services[3,5]	November 2023	$1,790,000

1.	The transaction value is the amount of consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.

2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.

3.	Acquisition was for the veterinary practice and related assets only.

4.	Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.

5.	The transaction value excludes $200,000 for the Holdback Agreement associated with the acquisition.

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

Chiefland Animal Hospital Acquisition

On August 20, 2021, the Company acquired the veterinary practice and related assets of Chiefland Animal Hospital from Polycontec, Inc. for $285,000 through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously, the Company the real estate operations, consisting of land and buildings, utilized by the Chiefland practice for $279,500 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with two loans provided by Farmers National Bank of Danville for a total of $469,259.

Pets& Friends Animal Hospital Acquisition

On October 7, 2021, the Company acquired the veterinary practice and related assets of the Pets & Friends Animal Hospital from Pets& Friends Animal Hospital, LLC for $375,000 through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously, the Company the real estate operations, consisting of land and buildings, utilized by the Pets & Friends practice for $255,000 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with two loans provided by Farmers National Bank of Danville for a total of $535,500.

Advanced Veterinary Care of Pasco

On January 14, 2022, the Company acquired the veterinary practice and related assets of Advanced Veterinary Care of Pasco in Hudson, Florida from Advanced Veterinary Care of Pasco, LLC for $1,014,000 through the Company’s wholly-owned subsidiary, IVP FL Holding Company, LLC. This acquisition was financed by a loan provided by Farmers National Bank of Danville for a total of $817,135.

Lytle Veterinary Clinic

On March 15, 2022, the Company acquired the veterinary practice and related assets of Lytle Veterinary Clinic in Texas from Lytle Veterinary Clinic, Inc. for $662,469 through the Company’s wholly-owned subsidiary IVP Texas Holding Company, LLC and its wholly-owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the Company acquired the real estate operations, consisting of land and buildings, utilized by the Lytle practice for $780,000 from the Lytle practice through the Company’s wholly-owned subsidiary, IVP Texas Properties, LLC. This acquisition was financed by two loans provided by Farmers National Bank of Danville for a total of $1,141,098.

Southern Kern Veterinary Clinic

On March 22, 2022, the Company acquired the veterinary practice and related assets of Southern Kern Veterinary Clinic in California from Southern Kern Veterinary Clinic, Inc. for $1,500,000 through the Company’s wholly-owned subsidiary IVP CA Holding Co., LLC and its wholly-owned subsidiary, IVP Texas Managing Co., LLC. Simultaneously, the real estate operations, consisting of land and buildings,) utilized by the Kern practice was purchased for $500,000 through the Company’s wholly-owned subsidiary, IVP CA Properties, LLC. This acquisition was financed by two loans provided by Farmers National Bank of Danville for a total of $1,700,000.

Bartow Animal Clinic

On May 18, 2022, the Company acquired the veterinary practice and related assets of Bartow Animal Clinic in Bartow, Florida from Winter Park Veterinary Clinic, Inc. for $1,055,000 through the Company’s wholly-owned subsidiary IVP FL Holding Company LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the Bartow practice was purchased for $350,000 through the Company’s wholly-owned subsidiary, IVP CA Properties, LLC. This acquisition was financed by two loans provided by Farmers National Bank of Danville for a total of $969,000.

Dietz Family Pet Hospital

On June 15, 2022, the Company acquired the veterinary practice and related assets of Dietz Family Pet Hospital in Richmond, Texas from Dietz Family Pet Hospital, P.A. for $500,000 through the Company’s wholly-owned subsidiary IVP Texas Holding Company LLC and its wholly-owned subsidiary, IVP Texas Managing Co. LLC. This acquisition was financed by a loan provided by Farmers National Bank of Danville for a total of $382,500.

Aberdeen Veterinary Clinic

On July 29, 2022, the Company acquired the veterinary practice and related assets of Aberdeen Veterinary Clinic in Aberdeen, Maryland from Fritz Enterprises, Inc. for $574,683 through the Company’s wholly-owned subsidiary IVP MD Holding Company LLC. This acquisition was financed by a loan provided by Farmers National Bank of Danville for a total of $445,981.

All Breed Pet Care Veterinary Clinic

On August 12, 2022, the Company acquired the veterinary practice and related assets of All Breed Pet Care veterinary clinic in Newburgh, Indiana from Tejal Rege for $952,000 through the Company’s wholly-owned subsidiary IVP IN Holding Company LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the All Breed practice was purchased for $1,200,000 through the Company’s wholly-owned subsidiary, IVP IN Properties, LLC. This acquisition was financed by three loans provided by Farmers National Bank of Danville for a total of $1,765,450.

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

Williamsburg Animal Clinic

On December 9, 2022, the Company acquired the veterinary practice and related assets of Williamsburg Veterinary Clinic in Williamsburg, MA from Williamsburg Animal Clinic, LLC for $850,000 through the Company’s wholly owned subsidiary, IVP MA Holding Company, LLC. This acquisition was financed by a loan provided by Farmers National Bank of Danville for a total of $637,500.

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

Valley Veterinary Service Acquisition

On November 8, 2023, the Company acquired the animal hospital and related assets of Valley Veterinary Service, Inc in Rostraver Township, Pennsylvania for $800,000 in cash, a holdback agreement for $200,000 in cash that may be paid out at the end of the two year period following the acquisition based on continued employment by the two former owners and revenue targets for year 1 and year 2 following the effective date of the acquisition, which is not included in the consideration transferred, and issuance of restricted shares of the Company’s Class A common stock equal to $400,000 through the Company’s wholly owned subsidiary IVP PA Holding Company, LLC. Simultaneously, the real estate operations consisting of land and building utilized by Valley Veterinary Services, Inc animal hospital for $590,000 from the owners of Valley Veterinary Services, Inc through the Company’s wholly owned subsidiary, IVP PA Properties, LLC. This acquisition was financed by one loan provided by First Southern National Bank for $375,000 and one loan provided by Farmers National Bank of Danville for $850,000.

Comparability of Our Results of Operations

The Company’s consolidated results of operations for the years ended December 31, 2023 compared to December 31, 2022 were significantly impacted by acquisitions.

Results of Operations for the years ended December 31, 2023 and 2022:

Summary of Results of Operations

	Year Ended December 31,
	2023	2022	$ Change	% Change
Service revenue	$11,879,934	$7,032,800	4,847,134	69%
Product revenue	4,795,459	2,801,978	1,993,481	71%
Total revenue	16,675,393	9,834,778	6,840,615	70%

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	9,700,963	5,308,104	4,392,859	83%
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	3,420,515	1,981,046	1,439,469	73%
General and administrative expenses	9,476,287	5,467,642	4,008,645	73%
Debt extinguishment loss	16,105	-	16,105	100%
Depreciation and amortization	1,252,539	596,124	656,415	110%
Total operating expenses	23,866,409	13,352,916	10,513,493	79%

Loss from operations	(7,191,016)	(3,518,138)	(3,672,878)	104%

Other income (expenses):
Interest income	21	1,021	(1,000)	-98%
Interest expense	(2,538,710)	(1,425,260)	(1,113,450)	78%
Loss on debt modification	(927,054)	-	(927,054)	100%
Beneficial conversion feature	(4,137,261)	-	(4,137,261)	100%
Other income	1,134	357	777	218%
Total other expenses	(7,601,870)	(1,423,882)	(6,177,988)	434%

Loss before income taxes	(14,792,886)	(4,942,020)	(9,850,866)	199%

Benefit for income taxes	-	30,094	(30,094)	-100%

Net loss	(14,792,886)	(4,911,926)	(9,880,960)	201%
Dividend on convertible series A preferred stock	(271,245)	-	(271,245)	100%
Net loss attributable to class A and B common stockholders	$(15,064,131)	$(4,911,926)	#########	207%

Net loss per Class A and B common shares:
Basic and diluted	$(2.25)	$(0.95)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,692,515	5,160,182

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Year Ended December 31,		December 31, 2023 vs. 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenue:
Service Revenue	$11,879,934	$7,032,800	$4,847,134	69%
Percentage of revenue	71%	72%
Product Revenue	4,795,459	2,801,978	1,993,481	71%
Percentage of revenue	29%	28%
Total	$16,675,393	$9,834,778	$6,840,615	70%

	Average Daily Service Revenue for the Year Ended		December 31, 2023 vs. 2022
Animal Hospital & Clinics	December 31, 2023	December 31, 2022	$ Change	% Change
Kauai Veterinary Clinic	$4,134	$3,625	$509	14%
Chiefland Animal Hospital	1,631	1,440	191	13%
Pets & Friends Animal Hospital	2,676	2,598	78	3%
Advanced Veterinary Care of Pasco	1,888	2,009	(121)	-6%
Lytle Veterinary Clinic	1,759	2,898	(1,139)	-39%
Southern Kern Veterinary Clinic	2,809	2,929	(120)	-4%
Bartow Animal Clinic	2,350	2,475	(125)	-5%
Dietz Family Pet Hospital	1,804	1,790	14	1%
Aberdeen Veterinary Clinic	1,718	1,003	714	71%
All Breed Pet Care Veterinary Clinic	2,838	2,551	287	11%
Pony Express Veterinary Hospital	4,070	2,740	1,331	49%
Williamsburg Animal Clinic	2,252	1,753	498	28%
Old 41 Animal Hospital	2,227	2,179	48	2%
Valley Veterinary Services Animal Hospital	2,699	-	2,699	100%
Total Daily Service Revenue	$34,855	$29,991	$4,864

	Average Daily Product Revenue for the Year Ended		December 31, 2023 vs. 2022
Animal Hospital & Clinics	December 31, 2023	December 31, 2022	$ Change	% Change
Kauai Veterinary Clinic	$1,810	$1,827	$(17)	-1%
Chiefland Animal Hospital	1,033	1,215	(183)	-15%
Pets & Friends Animal Hospital	911	906	5	1%
Advanced Veterinary Care of Pasco	816	921	(105)	-11%
Lytle Veterinary Clinic	914	392	523	133%
Southern Kern Veterinary Clinic	530	812	(282)	-35%
Bartow Animal Clinic	1,027	212	815	385%
Dietz Family Pet Hospital	853	889	(35)	-4%
Aberdeen Veterinary Clinic	573	1,064	(491)	-46%
All Breed Pet Care Veterinary Clinic	1,287	1,025	262	26%
Pony Express Veterinary Hospital	1,815	1,402	413	29%
Williamsburg Animal Clinic	744	513	231	45%
Old 41 Animal Hospital	648	1,141	(493)	-43%
Valley Veterinary Services Animal Hospital	1,219	-	1,219	100%
Total Daily Product Revenue	$14,180	$12,318	$1,862

Revenue in General: The Company believes the breakdown of gross revenue into service revenue and product revenue categories produces meaningful measures to Company management and the Company’s investors in light of the Company’s objective to protect the service channel and derive the majority of its revenue from services and expertise which are not capable of disruption from other channels. To achieve this objective, the Company seeks to match the industry target metric of 70% to 80% of gross revenue being derived from services: examination fees, diagnostics fees, laboratory work, surgery and other veterinary services. The Company believes these service revenue sources require veterinary professionals to preside over care delivery and, unlike some veterinary care products, cannot be replaced or sold by other non-veterinary hospital channels such as retail (including over-the-counter and online). Accordingly, the Company views products such as parasite controls, veterinary nutrition products and additives as important, but the Company does not rely on product revenue to account for more than 20% to 30% of gross revenue. Medications and therapeutics which only a licensed veterinary doctor or licensed technician can administer, while still making up part of the 20% to 30% of gross revenue, are less easily diverted to non-veterinary hospital channels as they require licensed professionals to prescribe or utilize them.

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

The Company believes the ratio metric is useful for the management and its investors for several reasons:

●	The Company and its medical leadership teach and enable its medical staff to provide comprehensive medical care which is appropriate for each animal patient. For example, charges to a client which skew too heavily toward products and do not include necessary services may be an indicator that medical cases are not being fully diagnosed using an appropriate standard of available and appropriate diagnostics and care. This broad analysis can indicate more questions should be asked about how cases are managed by certain providers, particularly if patterns emerge;

●	Comprehensive care for pets means physical exams, dental care, blood work and many other service related line-items. An overreliance on product revenue alone (which products may be available over-the-counter outside of the veterinary channel) leaves veterinary clinics susceptible to sales transfer to other channels. In addition, appropriate veterinary care (as defined by market practice and some state licensing boards) does not include prescribing products without the delivery of diagnostic and care services.

●	Advancements in veterinary care within the last decade such as anesthetic protocols, pain management, fear free medicine and other services have shown great efficacy for the betterment of patients and their recovery from illness or surgeries. The absence of certain services and procedures within, for instance, a surgery package for a patient, would indicate an opportunity to improve outcomes for a patient and extend life expectancy. These are positive outcomes for clients and, therefore, of interest and value to the Company and our investors.

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. The increase in service revenue was driven primarily by acquisitions of animal hospitals and clinics accumulated from the prior year and increasing the prices of our services throughout our clinics and animal hospitals that resulted in organic growth. 9 of 14 animal hospitals and clinics experienced increased daily service revenue compared to the year prior. In addition to the Valley Veterinary services acquisition in November 2023.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. The increase in product revenue was driven primarily by acquisitions of animal hospitals and clinics accumulated from the prior year and increasing the prices of several products to pass along the higher cost of those products to the customer. We had organic growth with our daily product revenue increasing by $643 during the year ended December 31, 2023 compared to the prior year. In addition to the Valley Veterinary services acquisition in November 2023.

Cost of revenue

	For the Year Ended		December 31, 2023 vs. 2022
	December 31, 2023	December 31, 2022	Variance in Dollars	Variance in Percent
Cost of services revenue	$9,700,963	$5,308,104	$4,392,859	83%
Cost of product revenue	3,420,515	1,981,046	1,439,469	73%
Total cost of revenues (exclusive of depreciation and amortization, shown separately below)	$13,121,478	$7,289,150	$5,832,328	80%

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed in the prior year in addition to inflationary pressures such as increased wages and veterinary supplies used in services.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. The increase in cost of product revenue excluding depreciation and amortization was driven primarily by acquisitions of animal hospitals and clinics completed in the prior year in addition to inflationary pressures that increased the cost of products and increased wages.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. The increase was primarily due to the Company’s initial public offering that closed in August 2023 and the additional cost of becoming a public company in addition to higher wages and 3rd party cost due to inflationary pressures.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.

Other Expenses: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. The increase was primarily the result of the Company incurring indebtedness in the form of bank loans and other indebtedness to finance the acquisition of animal hospitals and clinics, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and for general working capital.

Net Loss: The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the beneficial conversion feature on the convertible debenture and series A preferred stock recognized upon the completion of the IPO and to the acquisition cost related to the Valley Veterinary Services, Inc. acquisition. The Company also incurred additional costs associated with the initial public offering that closed on August 31, 2023 and of becoming a public company.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sale of senior convertible notes;

●	issuance of convertible debentures;

●	borrowings under other debt consisting of: (i) a principal lending relationship with Farmers National Bank of Danville; (ii)a principal lending relationship with First Southern National Bank; (iii) short term financing arrangements under merchant cash advance agreement;

●	common stock purchase agreement with Tumim Stone Capital LLC,

●	proceeds from issuance of equity; and

●	cash generated from operations.

The Company has experienced operating losses since its inception and had a total accumulated deficit of $21,215,257 as of December 31, 2023. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. For the year ended December 31, 2023, the Company’s cash used in operations was $3,820,771.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2023, had an accumulated deficit of $21,215,257. For the year ended December 31, 2023, the Company sustained a net loss of $15,064,131. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of December 31, 2023 and 2022 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2023	2022	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$228,785	$237,272	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	210,161	231,987	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	208,997	216,750	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	288,761	318,750	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	746,733	817,135	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	444,593	478,098	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	645,392	663,000	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	413,713	425,000	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,185,648	1,275,000	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	241,429	246,500	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	683,262	722,500	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	364,708	382,500	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	428,747	445,981	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	1,008,039	1,020,000	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	503,471	519,527	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	219,347	225,923	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	637,500	637,500	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	850,000	-	3,315
$9,713,423					$9,309,286	$8,863,423	$84,424

The Company amortized $7,152 and $6,813 of issuance cost in the aggregate during the year ending December 31, 2023 and 2022, respectively, for the FNBD notes payable.

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

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and the interest rate remained at 5.05%. The commercial loan had issuance costs of $753 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan.

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

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and former Chief Operating Officer.

Notes payable to FSB as of December 31, 2023 and 2022 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2023	2022	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$997,010	$1,035,558	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	960,849	1,074,251	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	53,964	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,902,452	2,061,346	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	387,433	398,258	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	700,000	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	520,697	568,000	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	623,861	640,000	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.50%	375,000	-	6,877
$7,623,235					$5,767,302	$6,531,377	$69,439

The Company amortized $14,611 and $5,429 of issuance cost in the aggregate during the year ended December 31, 2023 and 2022, respectively, for the FSB notes payable.

Notes payable as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
FNBD Notes Payable	$9,309,286	$8,863,423
FSB Notes Payable	5,767,302	6,531,377
Car loan	-	6,653
Total notes payable	15,076,588	15,401,453
Unamortized debt issuance costs	(124,170)	(135,240)
Notes payable, net of issuance cost	14,952,418	15,266,213
Less current portion	(1,469,043)	(1,549,861)
Long-term portion	$13,483,375	$13,716,353

Notes payable repayment requirements as of December 31, 2023, in the succeeding years are summarized as follows:

2024	$1,469,043
2025	3,776,189
2026	1,008,110
2027	1,052,832
2028	1,098,387
Thereafter	$6,672,027

Loan Payable

On May 30, 2023, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with an unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $57,346 each week for 26 weeks with the first payment being due June 6, 2023. The financing arrangement has an effective interest rate of 49%. The financing arrangement includes an original issuance discount (“OID”) of $441,000 and issuance costs of $50,000. The OID and issuance cost associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and is amortized using the effective interest method.

On August 10, 2023, the Company amended the financing arrangement to borrow an additional $507,460 resulting in the weekly repayments increasing to $76,071 to be paid over 28 weeks. This amendment decreased the effective interest rate to 41%. The refinancing resulted in a loss on debt modification of $441,618.

On November 28, 2023, the Company amended the financing arrangement to borrow an additional $531,071 resulting in the weekly payments to decrease to $56,800 to be paid over 40 weeks. This amendment increased the effective rate to 49%. The refinancing resulted in a loss on debt modification of $485,436.

During the year ended December 31, 2023, the Company amortized $671,719 of OID and issuance cost included in interest expense on the statement of operations. During the year ended December 31, 2023, the Company made $1,923,474 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2023, is $2,063,058. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

Operating leases

The future minimum lease payments required under leases as of December 31, 2023, were as follows:

Fiscal Year	Operating Leases
2024	$249,808
2025	230,198
2026	231,959
2027	233,619
2028	238,078
Thereafter	1,100,287
Undiscounted cash flows	2,283,949
Less: imputed interest	(628,214)
Lease liability	$1,655,735

Cash Flows for The Year Ended December 31, 2023 and 2022

The following table provides detailed information about our net cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,820,772)	$(2,658,309)
Net cash used in investing activities	(1,869,529)	(14,666,796)
Net cash provided by financing activities	5,625,008	15,710,940
Net increase (decrease) in cash and cash equivalents	$(19,879)	$(1,614,165)

Operating Activities

Our primary source of cash from operating activities is the revenue generated from our animal hospitals and clinics. Our primary uses of cash from operating activities are the funding of our payroll and veterinary animal hospital and clinic related cost as well as the costs of supplied used in providing veterinary services. The Company incurred higher costs related to the initial public offering that closed in August 2023 and higher costs associated with being a public company. For the year ended December 31, 2023 cash flow from operations included a $13.7 million net loss, an increase of $8.8 million compared to 2022, non-cash add-backs to net loss of $6.8 million, and a $2.5 million increase in cash flows from changes in operating assets and liabilities, driven primarily by increased outstanding accounts payable and accrued expenses. Such activity, along with the timing of cash payments, are the primary drivers of the year over year changes in net cash used in operating activities.

Investing Activities

Our uses of cash for investing activities are capital expenditures for purchases of property and equipment for our animal hospital and clinics and payments for acquisition of the Valley Veterinary Services, Inc. acquisition in August 2023.

Financing Activities

Our primary sources of cash from financing activities are the proceeds from our initial public offering that closed in August 2023, proceeds from issuance of convertible debentures, proceeds from notes payable used in our acquisition of Valley Veterinary Services, Inc. in November 2023 and proceeds from loan payable. Our primary uses of cash in financing activities are for repayments of convertible debentures upon the initial public offering at the election of the holder, repayments of notes payable and repayment on the loan payment.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, regulatory, and inflation.

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $15,076,588 as of December 31, 2023. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is included in Note 2 of our audited consolidated financial statements included in this Form 10-K. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.

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

Intangible Assets

Intangible assets consist of client list, trademark and non-compete intangibles that result from the acquisition of veterinary hospitals or practices. Client list intangible represent the value of the long-term client relationship from the veterinary hospitals and practices. Trademark intangible assets represent the value associated with the brand names in place at the date of the acquisition. Non-compete intangible assets represent the value associated with non-compete agreements for former employees and owners in place at the date of the acquisition. The client lists and trademark are included in other intangibles, net reported in the balance sheet which are being amortized over a 5-year term based on the estimated economic useful life of the client list and trademark. The non-compete intangible asset included in other intangibles, net is amortized over a 2-year term based on the estimated useful life of the asset. The amortization of the intangible asset is computed using the straight-line method. The intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

The principle behind a contributory asset charge is that an intangible asset “rents” or “leases” from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the fair value of the rented assets. Thus, any net cash flows remaining after such charges are attributable to the subject intangible asset being valued. The incremental after–tax cash flows attributable to the subject intangible asset are then discounted to their present value. CACs generally reflect an estimate of the amount a typical market participant would have to pay to use these contributory assets to generate income with the intangible asset.

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

●	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

●	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

●	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

●	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of December 31, 2023 our intangible assets and goodwill balances were as follows:

December 31,
2023
Client List	$2,071,000
Noncompete Agreement	398,300
Trademark	1,117,200
Other Intangible Assets	45,835
Goodwill	8,147,590
$11,779,925

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuation would result in an increase of approximately $100 thousand to the client list and a decrease of approximately $100 thousand to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 3 years of revenue producing activities through December 31, 2023. The company acquired Valley Veterinary Services on November 8, 2023. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

item 7a. quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide the information required by this item.

item 8. financial statements and supplementary data

The information for this Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

item 9a. controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our current directors, executive officers, and independent director nominees as of the date of this prospectus:

Name	Age	Position
Kimball Carr	52	Chair, President and Chief Executive Officer
Richard Paul Frank	54	Chief Financial Officer
Larry Alexander	42	Director
Charles Stith Keiser	38	Director, Vice-Chair
Peter Lau	69	Director
Anne Murphy	56	Director
John Suprock	69	Director
Erinn Thomas-Mackey, DMV	36	Director
Timothy Watters	60	Director

Executive Officers

Kimball Carr – Mr. Carr has served as our Chair, President and Chief Executive Officer since February 2021. Mr. Carr has over a varied 30-year career in many roles with private and public business entities. With early education in journalism and continuing education at the University of Virginia’s Darden Business School, Mr. Carr’s leadership career includes elevated roles for Starbucks Coffee Company, Mars Incorporated and Trupanion Medical Insurance. From March 2018 through the present, Mr. Carr served as President of Ocean 35 Inc., owner of retail brands focused on the sports of surfing and skateboarding as well as education and support of youth participation in the sports. From March 2018, Mr. Carr was the owner and founder of Grom Coast Surf & Skate, a regional commercial surf shop (subsequently closed). From December 2019 through February 2021, Mr. Carr was the director of learning and development of Blue Heron Consulting, offering comprehensive operational, financial, and medical team coaching for veterinarians and animal health care industry professionals across the country. During his tenure as a business leader, he has built multi-year growth strategies, led teams of over 2,000 professionals and delivered collective revenues in excess of $1 billion. He brings deep experience in veterinary and field operations, start-up processes, leadership development, growth strategies and turn arounds. He has led the acquisition and de novo opening of hundreds of company units over the course of his career and has built highly effective field leadership teams which have delivered industry-leading results. His connection to the pet care industry is highlighted by deep relationships he has across the sector, providing access to talent which IVP intends to leverage. Mr. Carr’s volunteer work includes service as President of the Banfield Associate Relief fund, an employee assistance program founded in relation to his role in the recovery for Banfield associates from Hurricane Sandy in the Northeast United States. Mr. Carr is not obligated to dedicate all of his time or resources or any specific portion of his time exclusively to the Company. Mr. Carr attended Tidewater Community College in October 1991 and attended the University of Virginia Darden Business School executive master’s of business administration from 2004 to 2006. We believe Mr. Carr is qualified to serve on the board due to his extensive background in retail business, his demonstrated success in entrepreneurial enterprises and his more than a decade of expertise in the veterinary medicine services industry.

Richard Paul Frank – Mr. Frank is our Chief Financial Officer whose appointment as Chief Financial Officer became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. From 2021 through the present, Mr. Frank has been Chief Executive Officer of Purcell Flanagan Hay & Greene, a law firm based in Jacksonville, Florida. From 2020 through 2021, he served as Chief Financial Officer of Skygeek.com, an aviation parts e-commerce company. From 2019 to 2020, he was an independent consultant with PKF O’Connor Davies, an accounting and advisory firm. Mr. Frank also served as Chief Operating Officer and Chief Financial Officer of Beval Saddlery, LLC, a private equity owned multi-location retailer/wholesaler and e-commerce company from 2014 through 2019. Earlier in his career he was engaged in senior management positions with Blue Chip Farms, LLC, the largest equine breeding farm in New York State, Medical Recruitment Solutions, Inc., private equity owned medical staffing start-up enterprise, Indotronix International Corporation, an information technology staffing company, Microcast, Inc., a video streaming start-up enterprise, and Factset Research Systems, Inc., a SaaS financial information company with operations in the United Kingdom, Australia and Japan. He has over twenty years of experience directing all aspects of enterprise-wide finance, operations, business development, marketing, administration and customer service, including experienced in private equity owned companies, start-ups and companies with greater than $100 million per year in revenue. Mr. Frank graduated with a Bachelor of Science in Finance in 1992 from Mercy College in Yorktown, New York.

Directors

Larry Alexander – Mr. Alexander is a Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. He is currently the Vice President of Operations for CarepathRx, holding that role since January 2022.  Previously, Mr. Alexander served as Managing Director of First Financial Bank from September 2017 through December 2021.  Earlier in his career, he worked for McKesson Corporation from June 2002 through 2017, most recently as Vice President, Strategic Solutions and National Accounts from January 2010 through August 2017.  Mr. Alexander brings over 20 years of experience, serving in senior leadership positions in Fortune 5, private equity, non-profit, and privately held companies, with an outstanding record of business growth and profitability across multiple industries.  His career has focused on developing people and his engaged and high performing teams. Alexander’s proven results and leadership experience include leading multi-billion dollar negotiations, facilitating M&A engagements, and new business development.  He has revived and started new businesses, with a deep focus on culture and growth. He gives generously of his time by serving many worthy organizations; chairing capital campaigns in his community; instituting college scholarship programs; leading hurricane disaster relief efforts; guest lecturing at universities; and has served on several boards of directors. Mr. Alexander graduated with a Bachelor of Science Degree in Industrial Distribution in May 2002 from Texas A&M University. We believe Mr. Alexander is qualified to serve on the board in light of his decades of experience in business operations in public and private enterprises across multiple industries,

Charles Stith Keiser – Mr. Keiser has served as our Director and Vice-Chair since early January 1, 2022. He has served as Chief Executive Officer of Blue Heron Consulting, a veterinary consulting company serving hospitals of all sizes and specialties across North America, since March 2015. Earlier in his career, he served as Director of Student Programs for the American Animal Hospital Association from September of 2011 through March of 2015. He grew up in veterinary medicine as the son of a practice owning veterinarian and has spent his entire career in the industry. In addition to his employment, Mr. Keiser continues to volunteer as a facilitator and lecturer for professional skills curriculum at veterinary schools across the country. Mr. Keiser continues to develop and deliver professional development content as an adjunct faculty member at several U.S. veterinary schools. Mr. Keiser’s volunteer experience includes serving as Chair of VetCAN (Veterinary Career Advisory Network), terms as President of VetPartner’s Career Development and Practice Management Special Interest Groups, participation in Washington State University’s CVM “Diagnostic Challenge” and a seat on the AVMA’s Economics Advisory Research Council Financial Literacy task force. Mr. Keiser has served in the veterinary profession since his graduation from Hope College with a degree in Business, Management and Accounting in 2008. Mr. Keiser is not obligated to dedicate all of his time or resources or any specific portion of his time exclusively to the Company. We believe Mr. Keiser is qualified to serve on the board due to his substantial experience in the practice of veterinary medicine and his leadership roles teaching and serving in veterinary schools and industry groups.

Peter Lau – Mr. Lau has served as a Director of the Company since November 2020. Mr. Lau also has served as a Managing Member of Star Circle Advisory Group, LLC, an investment advisory and advisory services firm with legal, management and consulting, accounting and media production expertise, since March 2020. From 2001 through October 2019, Mr. Lau was a Managing Director of Investment Banking for Buckman, Buckman and Reid, where he was also a principal since 2006. Mr. Lau is a certified public accountant and has held a series 7, 63 and 79 securities licenses. Earlier in his career, he working as an accountant at Deloitte, Squibb Corporate Federal Government. He has over 40 years’ experience in both the domestic and international financial service markets. Mr. Lau graduated undergraduate and graduate school from the University of Hartford. We believe Mr. Lau is qualified to serve on the board due to his many decades working in investment banking, investment advisory, accounting and financial services.

Anne Murphy – Ms. Murphy is Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. Currently, Ms. Murphy serves as Vice President, Business Solutions and Applications at American Electric Power since January 2021. Previously, Ms. Murphy served as the Chief Information Officer for Best Buy Health and Greatcall, Inc., from November 2017 through March 2020, and Chief Information Officer for Banfield Pet Hospital from 2015 through 2017. Earlier in her career, Ms. Murphy served as Technology Vice President/Senior Director at Target Corporation from 2008-2014. Ms. Murphy is the owner and president of a consulting company, Claro Vista LLC since 2014. Ms. Murphy brings over 30 years of technology and transformational leadership experience in public, private, and private equity companies supporting utility, retail, direct to consumer and veterinary sectors. Ms. Murphy’s volunteer work includes serving as Board Trustee and Operations Committee Chair at United Through Reading since 2018, Board member for Banfield Foundation in 2017, Habitat for Humanity Women’s Build 2013-2014 and Ordway Circle of Stars Board member 2008-2010. Ms. Murphy graduated from University of St. Thomas in 2004 with a Master’s of Business of Administration, and graduated from Metropolitan State University in 1998 with a Bachelor of Science in Business Administration. We believe Ms. Murphy is qualified to serve on the board due to her multiple decades in business administration and technology leadership roles in a variety of industries, including veterinary services and her demonstrated commitment to public service.

John L. Suprock – Mr. Suprock is Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. Mr. John L Suprock served as President of PCS Advisors, LLC, a small business consulting firm, from January 2007 through July 2014. Since 2014 Mr. Suprock has been retired and managing a personal real estate portfolio. He brings over 30 years of experience in business operations and management. Mr. Suprock’s decades-long career includes the construction and real estate sectors as well as brokering and merger and acquisition representation for firms in the $10 million to $200 million value range. He has counseled on business transactions in the pharmacy, utility and energy sectors and has consulted with the Small Business Administration, helping small businesses achieve their plans. Mr. Suprock has advised on tax strategies as well as valuations during M&A transactions and he has been a member of the International Business Brokers Association (IBBA) and the Alliance of Mergers and Acquisitions Advisors. He graduated from California State University Long Beach in January 1976 with a Bachelor of Science in Business. We believe Mr. Suprock is qualified to serve on the board due to his varied experience as a business consultant across multiple sectors and his deep knowledge of, and expertise in, merger and acquisition transaction.

Erinn Thomas-Mackey, DVM – Dr. Erinn Thomas-Mackey is Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. She was the Founder and Managing Member of SeaPath Advisory LLC from 2022 to present, Managing Member and Founder for Thomas-Mackey Veterinary Service from 2021 to present, and Managing Member and Founder or TwoMacks Properties LLC from 2019 to present. Earlier in Dr. Thomas-Mackey’s career she was employed as an Associate Emergency Veterinarian at Animal Emergency Service, a privately owned emergency veterinary practice in Long Island, NY from August 2017 to October 2021 and as an Associate General Practice Veterinarian at Assisi Veterinary Hospital, a privately owned Veterinary practice in Malverne, NY from June 2015 to June 2017. While working as full-time veterinarian, Dr. Thomas-Mackey started her pre-diem veterinary business and real estate investment company. She brings years of hands-on experience in both emergency veterinary medicine and general veterinary practice along with the unique understanding of the day-to-day needs and challenges of both veterinary doctors and practice owners alike. In addition, Dr. Thomas-Mackey has successfully navigated everyday issues practice owners face around staffing needs, optimizing practice flow, and driving revenue to increase profit margins. She also has hands-on experience with negotiating real estate deals, property evaluation, and property management. Dr. Thomas-Mackey graduated from the Tuskegee University College of Agriculture, Environment and Nutrition Sciences in 2010 with a Bachelor of Science in Biology and a Bachelor of Animal, Poultry, and Veterinary Science, and from the Tuskegee University College of Veterinary Medicine in 2014 with a Doctor of Veterinary Medicine. We believe Dr. Thomas-Mackey’s broad experience in both the practice of veterinary medicine and ownership and management of veterinary practices and veterinary practice real estate, as well as her demonstrated educational and professional excellence, qualifies her to serve on the board.

Timothy Watters – Mr. Watters is Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. Mr. Watters currently serves as Chief Financial Officer of North Fork Native Plants, a wholesale plant nursery serving the Intermountain West and Pacific Northwest, a position he has held since July 2019. Previously, Mr. Watters served as Chief Operating Officer of North Fork Native Plants from May 2008 through June 2019. Earlier in his career, Mr. Watters owned a wholesale camping business, SKI International, Inc. from June 1994 through January 2008. He also worked in finance serving as Vice President of A.G. Edwards and Sons in St. Louis, Missouri from January 1990 through May 1994 and Vice President at PNC Financial Corp in Philadelphia, PA from September 1985 through September 1990. Mr. Watters brings over 38 years of experience in finance and small business ownership. Mr. Watters volunteer work includes service as Board Chair of the Community Foundation of Teton Valley, Board Chair of the Teton Valley Community School, Treasurer of Friends of the Teton River and Chair of the Teton County Planning and Zoning Commission. Mr. Watters graduated from Denison University in June of 1985 with a Bachelor of Arts in Economics. We believe Mr. Watters is qualified to serve on the board in light of his many decades of leadership of multiple commercial businesses and financial services firms.

Committees of the Board of Directors

Audit Committee

The Audit Committee is composed of three independent directors: Timothy Watters, John Suprock and Erinn Thomas-Mackey, DMV, with Mr. Watters serving as Chair. Each member of the Audit Committee is an independent director as defined by the rules of the Commission and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Audit Committee Financial Expert

Our Board determined that Mr. Watters is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the Commission, in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee, which currently consists of Anne Murphy, John Suprock and Larry Alexander, each of whom meets the independence requirements of all other applicable laws, rules and regulations as defined by the rules of the Commission and Nasdaq, as determined by the Board, with Ms. Murphy serving as Chair. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

The Compensation Committee also reviews and makes recommendations with respect to stockholder proposals related to compensation matters. The committee administers the Company’s equity incentive plans, including the review and grant of stock options and other equity incentive grants to executive officers and other employees and consultants.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was established upon the consummation of our initial public offering on August 31, 2023. Prior to that date, no current members of our Compensation Committee served as members of our Board. Accordingly, during the fiscal year ended December 31, 2023 (our last completed fiscal year), no member of our Compensation Committee:

●	was an officer or employee of the Company,

●	had or will have any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K.

None of our executive officers serves or has served as a member of the board of directors or managers, compensation committee or other committee performing equivalent functions of any entity that has one or more executive officers serving as one of our Directors or members of our Compensation Committee.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Larry Alexander and Timothy Watters, each of whom meets the independence requirements of all other applicable laws, rules and regulations as defined by the rules of the Commission and Nasdaq, as determined by the Board, with Mr. Alexander serving as Chair.

The Governance and Nominating Committee identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board; recommends to the Board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected; recommends to the Board candidates to fill any vacancies on the Board; develops, recommends to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

In recommending director nominees for the next annual meeting of stockholders, the Governance and Nominating Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Committee. The Committee also recommends candidates to fill positions on committees of the Board.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Committee develops and recommends to the Board a policy regarding the consideration of director candidates recommended by the Company’s stockholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, the Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of the Company’s articles of incorporation and bylaws. If the Company is subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Committee is empowered to investigate any matter brought to its attention.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its stockholders.  Although there are many other factors, the Board seeks individuals with experience on operating and growing businesses.

Board Diversity Matrix (as of the date of this prospectus)
Total Number of Directors:	8

	Female	Male	Non- Binary	Did Not Disclose Gender
Part 1: Gender Identity
Directors	2	5	0	1

Part II: Demographic Background
African American or Black	1	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	1	0	0
Hispanic or Latino/Latina	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	4	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

Board Leadership Structure

Kimball Carr serves as the Chair of the Board and regularly communicates with other members of management, the Board and Company counsel. Mr. Keiser serves as Vice-Chair of the Board.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Kimball Carr, our Chair, President and Chief Executive Officer, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us are our liquidity and the lack of material revenue.

Family Relationships

None of our directors or officers have any known family relationships with other directors or officers of the Company.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics.

item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our directors and our Named Executive Officers who are named in the “2023 and 2022 Summary Compensation Table” below. In 2023, our directors and “Named Executive Officers” and their positions were as follows:

●	Kimball Carr, Chair, President and Chief Executive Officer;

●	Richard Frank, Chief Financial Officer; and

●	Alexandra Quatri, DMV, Vice President of Medical Operations.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

2023 and 2022 Summary Named Executive Officer Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total
Kimball Carr (1)	2023	233,630		-		(1)	-	8,857	242,487
Chair, President and Chief Executive Officer	2022	224,589		-	-		-	6,692	231,281
Richard Frank	2023	191,781		-	-		-	1,308	193,088
Chief Financial Officer	2022	-		-	-		-	-	-
Alexandra Quatri, DVM	2023	199,250		-	-		-	2,148	201,398
Vice President of Medical Operations	2022	97,500	(3)	-	-		-	642	98,142

(1)	On September 1, 2022, the board of directors of the Company authorized a grant of 50,000 shares of Class A common stock issuable upon exercise of a cashless warrant to Mr. Carr in recognition of Mr. Carr’s guaranty of certain Company loans. The warrant was issued to Mr. Carr on January 1, 2023.
(2)	“All Other Compensation ($)” consists of Company contributions to medical benefit premiums.
(3)	Employment began June 1, 2022, represents pro-rata annual salary of $195,000.

Employment Agreements

Kimball Carr Employment

The Company entered into an employment agreement (the “Employment Agreement”) with Kimball Carr, the Company’s Chair, President and Chief Executive Officer, on July 8, 2021. The Employment Agreement provides for a three-year term with the ability to renew, upon the affirmative vote of the board of directors (with Mr. Carr abstaining) for successive one-year terms.

Pursuant to the Employment Agreement, Mr. Carr’s duties consist of devoting as much time as is necessary to perform the duties and services required under the Employment Agreement and as may be designated by the Board, and devoting his best efforts to the business and affairs of Inspire and promoting the interests of Inspire. Mr. Carr is barred from directly or indirectly, engaging in any other business that could reasonably be expected to detract from his ability to apply his best efforts in the performance of his duties to Inspire.

Base salary

Mr. Carr’s base salary under the Employment Agreement is tied to annual revenue targets, as follows:

Annual Revenue	Base Salary
Up to $7,500,000	$175,000
$7,500,000	$225,000
$15,000,000	$250,000
$20,000,000	$300,000
$25,000,000	To be negotiated by the parties

Mr. Carr is eligible for annual bouses under the Employment Agreement is tied to annual revenue targets, as follows:

Annual Revenue Bonus

Actual Revenue Compared to Revenue Target	Revenue Bonus
110% or greater	125% of Revenue Bonus Target
100-109%	100% of Revenue Bonus Target
95-99%	95% of Revenue Bonus Target
90-94%	90% of Revenue Bonus Target
Below 90%	No Revenue Bonus

Profit Bonus

Actual Profit Compared to Profit Target	Profit Bonus
110% or greater	125% of Profit Bonus Target
100-109%	100% of Profit Bonus Target
95-99%	95% of Profit Bonus Target
90-94%	90% of Profit Bonus Target
Below 90%	No Profit Bonus

Stock Bonus

The Board may, in its sole discretion, determine with additional bonus in the form of shares of Class A or Class B common stock may be awarded, taking into account the Company’s performance for the calendar year based on the revenue bonus targets and profit targets. If the Board determines that a stock bonus is warranted, the value of the shares will be equal to between 10% and 14% of Mr. Carr’s base salary for such calendar year.

Benefits

Mr. Carr is entitled to participate in the employee benefit plans offered to the Company’s employees on the same terms and conditions as other employees.

Covenants

The Employment Agreement contains certain non-disclosure and confidentiality provisions applicable to Mr. Carr for the benefit of the Company. Mr. Carr has also agreed, during the term of his employment and for a two-year period following the termination of his employment not to solicit for employment any employee or any person who was employed by the Company within the prior six months. Mr. Carr is also barred from soliciting any client or certain former clients for a period of two years following the termination of his employment with the Company.

Termination

The Company may terminate Mr. Carr’s employment immediately for cause includes:

●	his death;

●	his mental or physical incapacity that prevents him, with or without reasonable accommodation, from performing his essential duties for a period of 60 consecutive days or longer;

●	disloyalty or dishonesty towards the Company;

●	gross or intentional neglect of in the performance of his duties and services or material fail to perform his duties and services;

●	his violation of any law, rule, or regulation (other than minor traffic violations) related to his duties;

●	his material breach of any provision of the Employment Agreement or any written Inspire policy, if such breach is not cured within 10 days after written notice; and

●	any other act or omission which harms or may reasonably be expected to harm the reputation or business interests of the Company.

Mr. Carr may terminate the Employment Agreement immediately for good reason, which is defined to include:

●	a material breach of the Employment Agreement by the Company, if such breach is not cured within 10 days after written notice;

●	a material reduction in his duties or responsibilities without his consent, if such breach is not cured within 10 days after written notice;

●	a relocation of his office to a location more than 30 miles from Virginia Beach, Virginia without his consent, if such relocation is not reversed within 10 days after written notice; and

●	a change in control of the Company, provided that he gives notice of termination based on such change in control within six months.

Miscellaneous

Mr. Carr is entitled to severance payments in certain circumstances. The Employment Agreement is governed by the laws of the Commonwealth of Virginia.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 29, 2024, the number of shares of common stock beneficially owned by:

(i)	each of our Named Executive Officers;

(ii)	each of our directors;

(iii)	all executive officers and directors as a group; and

(iv)	each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

The calculations of the applicable percentage of beneficial ownership are based on:

●	80,306,073 shares of Class A Common Stock;

●	3,891,500 shares of Class B common stock; and

●	53,793 shares of Series A preferred stock

issued and outstanding as of March 29, 2024.

The calculations of the applicable percentage of voting power include the beneficial ownership and also includes:

●	the voting power of 19,165,242 shares of Class A Common Stock that are potentially issuable upon conversion of shares of Series A preferred stock outstanding as of the date of this prospectus; and

●	the voting power of 3,891,500 shares of Class B Common Stock outstanding as of the date of this prospectus (each share of Class B common stock entitles the holder of record to twenty-five (25) votes on all matters submitted to a vote of stockholders).

Except as otherwise indicated, all shares are owned directly. Each indicated holder has sole voting power and sole investment power over the shares indicated in the table below:

Name and Address of Beneficial Owner (1)	Title	Class of Voting Stock Beneficially Owned	Number of Shares Beneficially Owned		% Voting	Total Combined% Voting
NAMED EXECUTIVE OFFICERS
Kimball Carr		Class A common	77,728	(2)	*	4.3%
		Class B common	333,250		8.6%
		Preferred	-		*

Richard Frank		Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Alexandra Quatri		Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*
DIRECTORS
Lawrence Alexander	Director	Class A common	1,000		*	*
		Class B common	-		*
		Preferred	-		*

Charles Stith Keiser	Director	Class A common	24,528		*	27.3%
		Class B common	2,150,000	(3)	55.2%
		Preferred	-		*

Peter Lau	Director	Class A common	-		*	6.8%
		Class B common	537,500		13.8%
		Preferred	-		*

Dr. Thomas-Mackey	Director	Class A common	5,600		*	*
		Class B common	-		*
		Preferred	-		*

John Suprock	Director	Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Timothy Watters	Director	Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Name and Address of Beneficial Owner (1)	Title	Class of Voting Stock Beneficially Owned	Number of Shares Beneficially Owned		% Voting	Total Combined% Voting
5% OWNERS
Best Future Investment, LLC (4)		Class A common	-		*	6.8%
		Class B common	537,500		13.8%
		Series A preferred	-		*

Richard Martin		Class A common	-		*	4.2%
		Class B common	333,250		8.6%
		Series A preferred	-		*

622 Capital LLC (5)		Class A common	112,110	(6)	*	*
		Class B common	-		*
		Series A preferred	-		*

Dragon Dynamic Catalytic Bridge SAC Fund (7)		Class A common	56,055	(6)	*	3.8
		Class B common	-		*
		Series A preferred	20,994		39.0%

Target Capital 1 LLC (8)		Class A common	661,447	(6)	* %	6.3%
		Class B common	-		*
		Series A preferred	32.799		61.0%

Wilderness Trace Veterinary Partners, LLC (9)		Class A common	-		*	27.3%
		Class B common	2,150,000		55.2%
		Series A preferred	-		*

*	Represents ownership of less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 780 Lynnhaven Parkway, Suite 400, Virginia Beach, Virginia 23452
(2)	Includes a warrant for 50,000 shares of Class A common stock. The warrant was issued effective as of January 1, 2023 and is exercisable at any time and from time to time by the holder for a period of five (5) years from January 1, 2023 at an exercise price per share equal to $4.00, multiplied by 0.60, subject to adjustment for subsequent stock splits, stock combinations, stock dividends, and recapitalizations.

(3)	Beneficially owned by Wilderness Trace Veterinary Partners, LLC, which is controlled by Charles Stith Keiser, the Company’s Vice-Chair and director.

(4)	Beneficially owned by Best Future Investment, LLC, which is owned and controlled by James Coleman, a former director of the Company.

(5)	622 Capital LLC is controlled by its manager Gary Clyburn Jr. and its principal address is: 1334 Northampton Street, Easton, Pennsylvania 18042.

(6)	Constitutes “New Warrants” issued in connection with the Company’s initial public offering. See “Description of Capital Stock — Warrants — New Warrants.” New Warrants are exercisable at the option of the holder at any time or from time to time after the date of issuance through the fifth (5th) anniversary of the date of issuance.

(7)	Dragon Dynamic Catalytic Bridge SAC Fund is controlled by its Director Gary Carr and its principal address is: 5 Chapel Lan, Paget, Bermuda PG 02.

(8)	Target Capital 1 LLC is controlled by its Manager Dmitriy Shapiro and its principal address is: 13600 Carr 968, Apt. 64, Rio Grande 745, Puerto Rico 00745.

(9)	Wilderness Trace Veterinary Partners, LLC is 100% owned and controlled by Charles Stith Keiser, the Company’s Vice-Chair and director.

(10)	Holders of Series A preferred stock have the right to vote as-if-converted, on all matters submitted to a vote of holders of the Company’s common stock, including the election of directors, and all other matters as required by law, subject to the certain limits on beneficial ownership contained in the Certificate of Designations relating to the Series A preferred stock.

Change-in-Control Agreements

Other than a provision in the Employment Agreement with Mr. Carr, our Chair, President and Chief Executive Officer, which provides that Mr. Carr may terminate his employment with the Company within six-months following a change in control of the Company, the Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain relationships and related transactions, and director independence

Keiser Loans

On August 10, 2022, Charles Stith Keiser, our director, Vice-Chair and former Chief Operating Officer and Charles Hurst Keiser, DVM, our former director, advanced $150,000 each for a total of $300,000 to the Company for working capital needs. The advances were pursuant to an oral agreement, were interest-free, required the Company to pay a $5,000 fee to each lender as consideration for the advances and were payable upon demand by either lender. All amount payable in satisfaction of loans to the Company made by Mr. Keiser or Dr. Keiser were repaid prior to the consummation of the Company’s initial public offering on August 31, 2023.

Operating Leases with Related Parties

The Company has intercompany leases between its subsidiaries, and these transactions and balance have been eliminated in the consolidated financial statements.

Consulting Agreements

The Company also received acquisition, business and financial advisory services from Blue Heron Consulting (“BHC”) pursuant to a consulting agreement (the “BHC Consulting Agreement”). Charles Stith Keiser, our director and Vice-Chair, is the Chief Operating Officer of BHC and our director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. As of the date of this prospectus, the Company paid $1,090,788.16 to BHC pursuant to this agreement. The BHC Consulting Agreement was terminated without cause by the Company on in the third quarter of 2023. The foregoing description of the BHC Consulting Agreement is qualified in its entirety by the full text of the BHC Consulting Agreement, which is attached hereto as Exhibit 10.11 and is herein incorporated by reference.

The Company previously received financial consulting services from Star Circle Advisory Group, LLC (“Star Circle”), which is owned and controlled by our former directors Messrs. Coleman and Marten and our current director Mr. Lau, pursuant to a Financial Consulting Agreement between the Company and Star Circle dated August 2, 2022. The Company paid $866,900 to Star Circle pursuant to the Financial Consulting Agreement prior to termination. The Financial Consulting Agreement was terminated without cause by the Company on September 18, 2023. The foregoing description of the Financial Consulting Agreement is qualified in its entirety by the full text of the Financial Consulting Agreement, which is attached hereto as Exhibit 10.12 and is herein incorporated by reference.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to us by a member firm of Kreit & Chiu CPA LLP, our independent registered public accounting firm for professional services rendered for the fiscal years ended December 31, 2022 and December 31, 2023.

Services	2023	2022
Audit fees (1)	$292,400	$175,100
Audit related fees (2)		-
Tax fees (3)	28,130	26,000
All other fees (4)		-
Total fees	$320,530	$201,100

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and initial public offering.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our board of directors.

Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee approves our audit and non-audit services. The auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Malone Bailey’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of Inspire Veterinary Partners, Inc.(1)
3.2(a)	Articles of Conversion to Nevada corporation, dated as of June 29, 2022
3.3(b)	Second Amended and Restated By-Laws of Inspire Veterinary Partners, Inc.
3.4(c)	Certificate of Designations relating to Series A preferred stock of Veterinary Partners, Inc.
3.5(d)	First Amendment to Certificate of Designations relating to Series A preferred stock of Veterinary Partners, Inc.
4.1(a)	Warrant of Kimball Carr dated as of January 1, 2023
4.2(c)	New Warrant of Target Capital 1 LLC dated June 30, 2023
4.3(c)	New Warrant of Dragon Dynamic Catalytic Bridge SAC Fund dated June 30, 2023
4.4(c)	New Warrant of 622 Capital LLC dated June 30, 2023
4.5(g)	IPO Warrant of Spartan Capital Securities, LLC dated as of August 30, 2023
4.6(e)	Registration Rights Agreement, dated November 30, 2023, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
4.7(h)	Form of Pre-Funded Warrant in the Best-Efforts Offering
4.8*	Description of Registrant’s Securities
10.1(e)	Common Stock Purchase Agreement, dated November 30, 2023, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
10.2(a)†	Form of Master Lending and Credit Facility Agreement with WealthSouth, a division of Farmer’s National Bank of Danville Kentucky
10.3(a)†	Notice And Consent To Modification And Confirmation Of Guaranty By Guarantor with First Southern National Bank
10.4(a)	Employment Agreement of Kimball Carr
10.5(a)	Equity Incentive Plan of the Company
10.6(a)	Form of Asset Purchase Agreement of the Company
10.7(a)	Form of Real Estate Purchase Agreement of the Company
10.8(a)	Consulting Agreement between the Company and Alchemy Advisory LLC dated as of December 1, 2021
10.9(a)	Amendment to Consulting Agreement between the Company and Alchemy Advisory LLC dated as of November 15, 2022
10.10(a)	Capital Market Advisory Agreement between the Company and Exchange listing, LLC, dated as of December 28, 2021
10.11(a)	Consulting Agreement between the Company and Blue Heron Consulting, dated as of June 24, 2021
10.12(a)	Financial Consulting Agreement with Star Circle Advisory Group, LLC dated as of August 2, 2022
10.13(f)	Merchant Cash Advance Agreement with Cedar Advance, LLC
10.14(g)	Executive Incentive Compensation Recovery Policy
10.15(h)	Letter Agreement, dated January 19, 2024, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
10.16(g)	Subscription Agreement, dated January 2, 2024, between Inspire Veterinary Partners, Inc. and Target Capital 1 LLC
10.17(h)	Form of Securities Purchase Agreement between Inspire Veterinary Partners, Inc. and purchasers
10.18(d)	Asset Purchase Agreement, dated October 27, 2023, by and among the Company, IVP PA Holding Company, LLC, Valley Veterinary Service, Inc., Michelle Bartus, VMD and Peter Nelson, VMD
10.19(h)	Form of Placement Agent Agreement between Inspire Veterinary Partners, Inc. and Spartan Capital Securities, LLC

10.20(i)†	Services Agreement, dated August 1, 2023, between Inspire Veterinary Partners, Inc. and TraqDigital Marketing Group
10.21(j)	Employment Agreement of Robert Frank
10.21(k)	Consulting Agreement, dated March 6, 2024, between Inspire Veterinary Partners, Inc. and Charles “Chuck” Keiser, DVM
10.22(k)	General Release Agreement, dated March 6, 2024, between Inspire Veterinary Partners, Inc. and the Releasors party thereto.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
14.1(a)	Code of Business Conduct and Ethics
21.1(i)	List of Subsidiaries
23.1(i)	Consent of Kreit & Chiu CPA LLP
97.1*	Inspire Veterinary Partners Inc. Incentive Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Bank account information or the addresses of certain officers has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and the type of information that the registrant treats as private or confidential. An unredacted copy of the exhibit will be furnished supplementally to the SEC upon request.

(a)	Incorporated by reference to Registration Statement on Form S-1/A filed May 23, 2023.
(b)	Incorporated by reference to Registration Statement on Form S-1/A filed August 2, 2023.
(c)	Incorporated by reference to Registration Statement on Form S-1/A filed July 14, 2023.
(d)	Incorporated by reference to Current Report on Form 8-K filed November 8, 2023.
(e)	Incorporated by reference to Current Report on Form 8-K filed December 6, 2023.
(f)	Incorporated by reference to Registration Statement on Form S-1/A filed August 23, 2023.
(g)	Incorporated by reference to Registration Statement on Form S-1 filed January 4, 2024.
(h)	Incorporated by reference to Registration Statement on Form S-1/A filed January 26, 2024.
(i)	Incorporated by reference to Registration Statement on Form S-1 filed January 31, 2024.
(j)	Incorporated by reference to Current Report on Form 8-K filed February 16, 2024.
(k)	Incorporated by reference to Current Report on Form 8-K filed March 12, 2024.

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRE VETERINARY PARTNERS, INC.

Date: April 8, 2024	By:	/s/ Kimball Carr
		Name:	Kimball Carr
		Title:	Chair, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 8, 2024	By:	/s/ Richard Frank
		Name:	Richard Frank
		Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kimball Carr	Chair, President and Chief Executive Officer	April 8, 2024
Kimball Carr	(Principal Executive Officer)

/s/ Richard Frank	Chief Financial Officer	April 8, 2024
Richard Frank	(Principal Financial Officer)

/s/ Larry Alexander	Director	April 8, 2024
Larry Alexander

/s/ Charles Stith Keiser	Director, Vice Chair	April 8, 2024
Charles Stith Keiser

/s/ Peter Lau	Director	April 8, 2024
Peter Lau

/s/ Anne Murphy	Director	April 8, 2024
Anne Murphy

/s/ John Suprock	Director	April 8, 2024
John Suprock

/s/ Erinn Thomas-Mackey, DMV	Director	April 8, 2024
Erinn Thomas-Mackey, DMV

/s/ Timothy Watters	Director	April 8, 2024
Timothy Watters

INDEX TO THE INSPIRE VETERINARY PARTNERS, INC AND SUBSIDIARIES FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inspire Veterinary Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspire Veterinary Partners, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Inspire Veterinary Partners, Inc. as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred recurring losses and at December 31, 2023, had an accumulated deficit of $21,215,257 and a working capital deficit of $6,229,695. For the year ended December 31, 2023, the Company sustained a net loss of $14,792,886 and used $3,820,722 in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Inspire Veterinary Partners, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Inspire Veterinary Partners, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as Inspire Veterinary Partners, Inc.’s auditor since 2021.

New York, New York

April 8, 2024

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$178,961	$444,253
Accounts receivable, net	28,573	-
Due from former owners	32,519	269,883
Inventory	571,512	582,019
Refundable income tax	151,796	192,139
Prepaid expenses and other current assets	388,759	253,795
Total current assets	1,352,120	1,742,089

Restricted cash - non-current	200,000	-
Property and equipment, net	7,949,144	7,323,050
Right-of-use assets	1,616,198	746,973
Other intangibles, net	2,513,028	2,729,574
Goodwill	8,147,590	7,614,553
Other assets	12,895	29,456
Total assets	$21,790,975	$20,185,695

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$3,206,594	$1,018,931
Accrued expenses	858,334	690,740
Cumulative Series A preferred stock dividends payable	92,322	-
Operating lease liabilities	141,691	91,152
Loan payable, net of discount	1,713,831	-
Bridge note, net of discount	-	3,899,156
Convertible debentures, net of issuance costs	100,000	-
Notes payable, net of discount	1,469,043	1,549,861
Total current liabilities	7,581,815	7,249,840

Operating lease liabilities, non-current	1,514,044	666,179
Convertible debentures, net of issuance costs	-	3,688,805
Notes payable - noncurrent	13,483,375	13,716,352
Total liabilities	22,579,234	25,321,176

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 7,042,106 and 970,457 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	705	98
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 and 4,300,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	389	430
Convertible series A preferred stock, $0.0001 par value, 1,000,000 shares authorized, 403,640 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	40	-
Additional paid in capital	20,425,864	1,107,439
Accumulated deficit	(21,215,257)	(6,243,448)
Total stockholder’s equity (deficit)	(788,259)	(5,135,481)
Total liabilities and stockholder’s equity (deficit)	$21,790,975	$20,185,695

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Service revenue	$11,879,934	$7,032,800
Product revenue	4,795,459	2,801,978
Total revenue	16,675,393	9,834,778

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	9,700,963	5,308,104
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	3,420,515	1,981,046
General and administrative expenses	9,476,287	5,467,642
Debt extinguishment loss	16,105	-
Depreciation and amortization	1,252,539	596,124
Total operating expenses	23,866,409	13,352,916

Loss from operations	(7,191,016)	(3,518,138)

Other income (expenses):
Interest income	21	1,021
Interest expense	(2,538,710)	(1,425,260)
Loss on debt modification	(927,054)	-
Beneficial conversion feature	(4,137,261)	-
Other income	1,134	357
Total other expenses	(7,601,870)	(1,423,882)

Loss before income taxes	(14,792,886)	(4,942,020)

Benefit for income taxes	-	30,094

Net loss	(14,792,886)	(4,911,926)
Dividend on convertible series A preferred stock	(271,245)	-
Net loss attributable to class A and B common stockholders	$(15,064,131)	$(4,911,926)

Net loss per Class A and B common shares:
Basic and diluted	$(2.25)	$(0.95)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,692,515	5,160,182

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	(Deficit) (As Restated)
Balance as of December 31, 2021			845,456	85	4,300,000	430	461,916	(1,331,522)	(869,091)
Issuance of warrants as part of bridge loan received			-	-	-	-	429,284	-	429,284
Issuance of class A common stock for services			125,001	13	-	-	216,239	-	216,252
Net Loss			-	-	-	-	-	(4,911,926)	(4,911,926)
Balance as of December 31, 2022	-	$-	970,457	$98	4,300,000	$430	$1,107,439	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Issuance of convertible series A preferred stock in exchange for bridge note	442,459	44	-	-	-	-	4,440,644	-	4,440,688
Issuance of class A common stock in connection with initial public offering, net of issuance costs	-	-	1,600,000	160	-	-	5,439,411	-	5,439,571
Conversion of convertible debentures into class A common stock	-	-	1,495,928	149	-	-	4,414,168	-	4,414,317
Conversion of class B common stock into class A common stock	-	-	408,500	41	(408,500)	(41)	-	-	-
Conversion of convertible series A preferred stock into class A common stock	(56,711)	(6)	1,978,866	198	-	-	(192)	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(92,322)	-	(92,322)
Convertible series A preferred stock dividend	17,892	2	-	-	-	-	178,921	(178,923)	-
Issuance of common stock in connection with business acquisition	-	-	408,163	41	-	-	399,959		400,000
Issuance of common stock for services	-	-	180,192	18	-	-	397,874		397,892
Beneficial conversion feature on convertible debentures	-	-	-		-	-	1,569,395	-	1,569,395
Beneficial conversion feature on convertible series A preferred stock	-	-	-	-	-	-	2,567,866	-	2,567,866
Net Loss								(14,792,886)	(14,792,886)
Balance as of December 31, 2023	403,640	$40	7,042,106	$705	3,891,500	$389	$20,425,864	$(21,215,257)	$(788,259)

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,792,886)	$(4,911,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252,539	595,627
Bad debt provision	123,513	-
Amortization of debt issuance costs	128,583	189,414
Amortization of debt discount	864,350	689,554
Amortization of operating right of use assets	162,298	13,958
Debt extinguishment loss	16,105	-
Issuance of warrants to CEO	2,701	-
Issuance of class A common stock for services	397,892	216,252
Loss on debt modification	927,054	-
Beneficial conversion feature	4,137,261	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(152,086)	-
Due from former owners	237,364	(233,898)
Inventory	84,912	(230,125)
Refundable income tax	40,343	-
Prepaid expenses and other current assets	(134,964)	(187,931)
Other assets	16,561	-
Accounts payable	2,187,663	974,040
Accrued expenses	813,144	230,326
Operating lease liabilities	(133,119)	(3,600)
Net cash used in operating activities	(3,820,772)	(2,658,309)

Cash flows from investing activities:
Purchase of property and equipment	(383,729)	(134,971)
Purchase of intangible assets	-	(41,819)
Payment for acquisition of businesses	(1,485,800)	(14,511,804)
Advances for target acquisitions	-	21,798
Net cash used in investing activities	(1,869,529)	(14,666,796)

Cash flows from financing activities:
Proceeds from issuance of class A common stock in connection with initial public offering, net of offering costs	5,439,571	-
Net proceeds from loan payable	2,038,531	-
Payments on loan payable	(1,923,474)	-
Proceeds from note payable, net of discount	-	12,253,585
Debt issuance costs	-	(260,611)
Repayment of note payable	(329,620)	(494,034)
Proceeds from issuance of bridge notes	-	2,600,000
Proceeds from issuance of convertible debentures	650,000	1,612,000
Repayment of convertible debentures	(250,000)	-
Net cash provided by financing activities	5,625,009	15,710,940

Net increase (decrease) in Cash, cash equivalents and restricted cash	(65,292)	(1,614,165)
Cash, cash equivalents and restricted cash, beginning of period	444,253	2,058,418
Cash, cash equivalents and restricted cash, end of period	$378,961	$444,253

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,316,378	$239,430
Income tax refund	$-	$192,139

Noncash investing and financing activity
Acquisition of assets through operating leases	$1,031,523	$760,931
Series A Preferred Stock Dividend	$271,245	$-
Issuance of common stock in connection with business acquisition	$400,000	$-
Issuance of convertible series A preferred stock due to conversion of bridge notes	$4,440,688	$-
Issuance of class A common stock due to conversion of convertible debentures	$4,414,317	$-

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

1.	Description of Business

Business Description

Inspire Veterinary Partners, Inc. (the “Company” or “Inspire”) is a C-corporation which incorporated in the state of Delaware on December 2, 2020. On June 29, 2022, the Company converted into a Nevada C-corporation (“Conversion”). The Conversion did not result in any change in the corporate name, business, management, fiscal year, accounting, location of the principal executive officer, capitalization structure, or assets or liabilities of the Company. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds.

As we expand, additional modalities are becoming a part of the services offered at our hospitals, including equine care. With 14 clinics located in 11 states as of March 31, 2024, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential to make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates its business as one operating and one reportable segment.

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

The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, and IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, MD Holdco. Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco are used to acquire hospitals in various states and jurisdictions.

The Company is the managing member of IVP Real Estate Holding Co., LLC (“IVP RE”), a Delaware limited liability company, which is the managing member of IVP CO Properties, LLC (“CO RE”), a Delaware limited liability company, IVP FL Properties, LLC (“FL RE”), a Delaware limited liability company, IVP TX Properties, LLC (“TX RE”), a Delaware limited liability company, KVC Properties, LLC, (“KVC RE”), a Hawaii limited liability company, IVP CA Properties, LLC (“CA RE”), a Delaware limited liability company, IVP MD Properties, LLC (“MD RE”), a Delaware limited liability company, IVP OH Properties, LLC (“OH RE”), a Delaware limited liability company, IVP IN Properties, LLC (“IN RE”), a Delaware limited liability company, and IVP PA Properties, LLC (“PA RE”), a Delaware limited liability company. The Company through IVP RE operates and controls all business and affairs of CO RE, FL RE, TX RE, KVC RE, CA RE, MD RE, OH RE, IN RE and PA RE. IVP RE are used to acquire real property in various states and jurisdictions.

2.	Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

On October 20, 2022, the Company amended and restated the articles of incorporation to change the designation of the Class A common stock and the Class B common stock, whereas the Class A common stock prior to the amendment had 25 votes per share is now designated Class B common stock and the Class B common stock prior the amendment had 1 vote per share is now designated Class A common stock. All information included in these consolidated financial statements has been adjusted, on a retrospective basis to reflect the change in designation.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2023, had an accumulated deficit of $21,215,257. For the year ending December 31, 2023, the Company sustained a net loss of $15,064,131. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022 the Company had no cash equivalents.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. Cash is deposited in checking accounts at accredited financial institutions with high credit-quality and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, which at times, may exceed federally insured limits. The excess amounts as of December 31, 2023 and 2022, were $114,080 and $43,094, respectively. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these high-quality financial institutions.

Restricted Cash

Restricted Cash consisted of cash designated to settle a holdback agreement related to our acquisition of Valley Veterinary Services, Inc. to be settled by February 8, 2026 if specific contingencies are met (see note 12 for more information).

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $123,513 and $0 as of December 31, 2023 and 2022, respectively.

Due from Former Owners

The Company enters into asset purchase agreements related to the acquisitions of veterinary hospitals and as part of these agreements contractually obligates the former owners of the veterinary hospitals to reimburse the Company for any monies collected by the former owners for revenues earned subsequent to the closing date of the acquisition, less monies paid by the former owner on behalf of the Company for expenses incurred subsequent to the closing date of the acquisition. Any adjustments relating to pre-acquisition amounts will be reflected in goodwill.

Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost is using the weighted average method. Inventory consists of inventoriable supplies used for veterinary care and services.

Leases

The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancellable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined to value the lease obligation. Otherwise, the Company’s incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is determined using the straight line method over the estimated useful lives of the related assets up to the salvage value. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for betterments and major Improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amount of the assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in operations.

Estimated useful lives are as follows for major classes of property and equipment:

Computers and equipment	3 – 7 years
Furniture and fixtures	5 – 7 years
Automobile	5 – 7 years
Leasehold improvements	5 – 15 years
Buildings	5 – 15 years

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.

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

The Company has recorded Goodwill in connection with business acquisitions during the years ended December 31, 2023 and 2022 (see Note 5). During the years ended December 31, 2023 and 2022, the Company recorded no impairment of Goodwill.

Intangible Assets

Intangible assets consist of client list, trademark and non-compete intangibles that result from the acquisition of veterinary hospitals or practices. Client list intangible assets represent the value of the long-term client relationship from the veterinary hospitals and practices. Trademark intangible assets represent the value associated with the brand names in place at the date of the acquisition. Non-compete intangible assets represent the value associated with non-compete agreements for former employees and owners in place at the date of the acquisition. The client lists and trademarks’ are included in intangible assets reported in the balance sheet which are being amortized over a 5-year term based on the estimated economic useful life of the client list and trademark. The non-compete intangible asset included in other intangibles, net is amortized over a 2-year term based on the estimated useful life of the asset. The amortization of the intangible asset is computed using the straight-line method. The intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

Revenue Recognition

The Company recognizes service revenue from veterinary care services once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service. Payment terms are typically at the point of sale but may also occur upon completion of the service. The Company’s service contracts are primarily with veterinary customers. Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are the delivery of veterinary services at the estimated net realizable amount for those services and goods. The Company’s accounting methodologies and processes include an evaluation of the historical collection and consideration of whether contractual allowances are necessary based on historical experience. Revenue is reported net of sales discounts and excludes sales taxes.

Cost of service revenue (exclusive of depreciation and amortization)

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

Cost of product revenue (exclusive of depreciation and amortization)

Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization.

General and administrative expenses

General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business.

Depreciation and Amortization Expense

Depreciation and amortization expenses mainly relate to the assets used in generating revenue.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company recognized a beneficial conversion feature of $1,569,395 during the year ended December 31, 2023.

The Company records a discount to convertible notes and convertible preferred stock for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note, if applicable. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Beneficial Conversion Feature of Convertible Debt

The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”. The Beneficial Conversion Feature (“BCF”) of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

Debt Issuance Costs

Debt issuance costs are specifically identifiable costs associated with issuance of a new debt instrument. Debt issuance costs are reported on the consolidated balance sheet as a direct deduction from the face amount of the related debt. Debt issuance costs are amortized to interest expense over the term of the related debt.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $107,766 and $28,469 for the years ending December 31, 2023 and 2022, respectively. These costs are included in “General and administrative expenses” in the accompanying consolidated statements of operations.

Stock Warrants

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions (see also Note 6 Debt - Bridge Note) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own stock. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. We present the allocated value for the warrants within additional paid-in capital in our consolidated balance sheet. The value assigned to the warrants was determined based on a relative fair value allocation between the warrants and related debt. The fair value of the warrants was determined using a Black Scholes valuation and applying a discount for the lack of marketability for the warrants.

Stock-Based Compensation

The Company follows FASB ASC Topic 718 which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods, which typically conform to the performance period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price or the value of the services provided, whichever is more readily determinable. The Company also follows the guidance in FASB ASC Topic 505 for equity based payments to non-employees for equity instruments issued to consultants and other non-employees.

Income Tax

The Company and its U.S. subsidiaries file a consolidated federal income tax return and is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2023	2022
Warrants	959,610	-
Convertible Series A Preferred Shares	16,145,600	-
Total	17,105,210	-

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2023. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Emerging Growth Company Status

The Company is an Emerging Growth Company, as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

3.	Property and equipment

As of December 31, 2023 and 2022, property and equipment, net, consisted of the following:

	December 31,	December 31,
	2023	2022
Land	$1,983,810	$1,839,596
Buildings	4,607,874	4,162,088
Computers and equipment	1,425,774	1,321,708
Furniture and fixtures	143,874	143,874
Automobile	101,269	69,083
Leasehold improvements	499,310	95,991
	8,761,911	7,632,340
Less - accumulated depreciation	(812,767)	(309,290)
Property and Equipment, net	$7,949,144	$7,323,050

Depreciation expense was $503,477 and $263,387 for the years ended December 31, 2023 and 2022, respectively.

4.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022::

Goodwill as of December 31, 2021	$1,610,843
Acquisitions	6,003,710
Goodwill as of December 31, 2022	7,614,553
Acquisitions	533,037
Goodwill as of December 31, 2023	$8,147,590

There was no goodwill impairment recognized in the years ended December 31, 2023 and 2022.

The following summarizes the Company’s intangibles assets not including goodwill as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Client List	$2,071,000	$1,851,000
Noncompete Agreement	398,300	354,300
Trademark	1,117,200	852,700
Other Intangible Assets	45,836	41,819
Accumulated amortization	(1,119,308)	(370,245)
	$2,513,028	$2,729,574

Amortization expenses were $749,062 and $332,240 for the years ended December 31, 2023 and 2022, respectively.

Expected future amortization expense of intangible assets as of December 31, 2023 is as follows:

2024	$786,776
2025	664,166
2026	600,139
2027	379,382
2028	82,564
$2,513,028

5.	Business acquisitions

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

Valley Veterinary Service

On November 8, 2023, the Company acquired the animal hospital and related assets of Valley Veterinary Service, Inc., a Pennsylvania corporation (“Valley Vet Practice”) by entering into an Asset Purchase Agreement (“Valley Vet APA”) with Michelle Bartus, VMD and Peter Nelson, VMD (“Valley Vet”) in exchange for the payment of $800,000 in cash, issuance of restricted shares of the Company’s Class A common stock equal to the quotient obtained by dividing $400,000 by the official closing price of one share of Class A common stock as reported by the Nasdaq Capital Market on the trading date immediately prior to the closing and a holdback agreement for $200,000 in cash that may be paid out at the end of the two year period following the acquisition based on continued employment by the two former owners and revenue targets for year 1 and year 2 following the effective date of the acquisition, which is not included in the consideration transferred through the Company’s wholly owned subsidiary IVP PA Holding Company, LLC. Simultaneously, the real estate operations (land and building) utilized by the Valley Vet animal hospital were purchased through a Real Estate Purchase Agreement in exchange for $590,000 from Valley Vet through the Company’s wholly owned subsidiary, IVP PA Properties, LLC.

The total consideration paid for the combined acquisitions from the Valley Vet animal hospital in the amount of $1,790,000 was accounted for as single business combinations, in accordance with ASC Topic 805. The Company will record the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Due to the timing of the acquisition, the Company’s purchase accounting related to the valuation of the inventory, fixed assets, intangible assets, goodwill and liabilities assumed is not yet complete and subject to revision.

Consideration:
Cash paid prior to the time of closing	$1,390,000
Consideration paid in Common Stock	400,000
Acquisition costs included in general and administrative	39,535

Recognized amounts of identifiable assets acquired
Inventory	74,405
Building	445,786
Land	144,214
Furniture, fixtures & equipment	64,058
Trademark (5-year life)	264,500
Non-compete agreement (2-year life)	44,000
Client list (5-year life)	220,000
Total identifiable net assets assumed	1,256,963
Goodwill	533,037
Total	$1,790,000

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Valley Vet Practice included in the Company’s consolidated statement of operations for the year end December 31, 2023, as if the acquisitions were made on January 1, 2023. The following unaudited pro forma information presents the consolidated results of Pasco Practice, Kern Practice, Lytle Practice, Bartow Practice, Dietz Practice, Aberdeen Practice, All Breed Practice, Pony Express Practice, Williamsburg Practice, Old 41 Practice and Valley Vet Practice included in the Company’s consolidated statement of operations for the year end December 31, 2022, as if the acquisitions were made on January 1, 2022. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $23,220 and $111,045 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the years ended December 31, 2023 and 2022, respectively.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2023 and 2022, are as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Revenue	$18,438,565	$18,716,433
Net loss	$(14,840,964)	(2,564,788)

6.	Debt

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

Notes payable to FNBD as of December 31, 2023 and 2022 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2023	2022	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$228,785	$237,272	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	10,161	231,987	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	208,997	216,750	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	288,761	318,750	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	746,733	817,135	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	444,593	478,098	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	645,392	663,000	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	413,713	425,000	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,185,648	1,275,000	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	241,429	246,500	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	683,262	722,500	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	364,708	382,500	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	428,747	45,981	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	1,008,039	1,020,000	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	503,471	519,527	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	219,347	225,923	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	637,500	637,500	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	850,000	-	3,315
$9,713,423					$9,309,286	$8,863,423	$84,424

The Company amortized $7,152 and $6,813 of issuance cost in the aggregate during the years ended December, 2023 and 2022, respectively, for the FNBD notes payable.

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

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and the interest rate remained at 5.05%. The commercial loan had issuance costs of $753 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan.

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

On November 8, 2023, the Company entered into a commercial loan with FSB as part of the Valley Vet acquisition. The loan with FSB was entered into on November 8, 2023, in the amount of $375,000. The loan has a fixed rate of 8.5% and a maturity date of November 8, 2024. The fixed rate loan has monthly payments of $3,255, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest. The loan had issuance costs of $6,877 for the year ended December 31, 2023, that was capitalized and is being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, the Company’s Chief Executive Officer and President and Charles Stith Keiser, the Company’s Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of December 31, 2023 and 2022 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2023	2022	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$997,010	$1,035,558	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	960,849	1,074,251	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	53,964	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,902,452	2,061,346	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	387,433	398,258	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	700,000	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	520,697	568,000	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	623,861	640,000	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.50%	375,000	-	6,877
$7,623,235					$5,767,302	$6,531,377	$69,439

The Company amortized $14,611 and $ 3,635 of issuance cost in the aggregate for the years ended December 31, 2023 and 2022, respectively, for the FSB notes payable.

Notes payable as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
FNBD Notes Payable	$9,309,286	$8,863,423
FSB Notes Payable	5,767,302	6,531,377
Car loan	-	6,653
Total notes payable	15,076,588	15,401,453
Unamortized debt issuance costs	(124,170)	(135,240)
Notes payable, net of issuance cost	14,952,418	15,266,213
Less current portion	(1,469,043)	(1,549,861)
Long-term portion	$13,483,375	$13,716,353

Notes payable repayment requirements as of December 31, 2023, in the succeeding years are summarized as follows:

2024	$1,469,043
2025	3,776,189
2026	1,008,110
2027	1,052,832
2028	1,098,387
Thereafter	$6,672,027

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note was convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note had a face value of $2,500,000 with an original issue discount (“OID”) of 12% and had a maturity date of January 24, 2023. The OID of $300,000 was amortized over the life of the loan. If the Company had not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The Bridge Loan had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $123,727 of issuance cost for the year ended December 31, 2023 and 2022, respectively.

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

A roll forward of the bridge note from January 1, 2022 to December 31, 2023 is below:

Bridge notes, December 31, 2021	1,031,917
Issued for cash	2,600,000
Amortization of original issue discount	386,245
Warrant discount	(429,284)
Amortization of warrant discount	303,309
Debt issuance costs	(164,000)
Amortization of debt issuance costs	170,969
Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Extinguishment of bridge notes in exchange for Series A preferred stock upon IPO on August 31, 2023	(4,204,545)
Bridge notes, December 31, 2023	$-

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture notes to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A Common Stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A Common Stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A Common Stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Note into Class A Common Stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A Common Stock. The Convertible Debenture principal balance was $100,000 and $3,714,500 as of December 31, 2023 and 2022. The Convertible Debenture incurred issuance cost of $40,000 that is amortized straight line over the life of the Convertible Debenture. The Company amortized $7,996 for the years ended December 31, 2023 and 2022.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 1,495,295 shares of Class A common stock at a conversion price of $3.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the PO price of $4 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%.

Loan Payable

On May 30, 2023, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with an unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $57,346 each week for 26 weeks with the first payment being due June 6, 2023. The financing arrangement has an effective interest rate of 49%. The financing arrangement includes an original issuance discount (“OID”) of $441,000 and issuance costs of $50,000. The OID and issuance cost associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and is amortized using the effective interest method.

On August 10, 2023, the Company amended the financing arrangement to borrow an additional $507,460 resulting in the weekly repayments increasing to $76,071 to be paid over 28 weeks. This amendment decreased the effective interest rate to 41%. The refinancing resulted in a loss on debt modification of $441,618.

On November 28, 2023, the Company amended the financing arrangement to borrow an additional $531,071 resulting in the weekly payments to decrease to $56,800 to be paid over 40 weeks. This amendment increased the effective rate to 49%. The refinancing resulted in a loss on debt modification of $485,436.

During the year ended December 31, 2023, the Company amortized $671,719 of OID and issuance cost included in interest expense on the statement of operations. During the year ended December 31, 2023, the Company made $1,923,474 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2023, is $2,063,058. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO..

7.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. The Company has incurred $907,866 and $983,355 in expenses for the years ended December 31, 2023, and 2022, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations.

Under the Consulting Agreement, BHC is entitled to a monthly fee for on-going services including:

●	the preparation of valuation packages of potential acquisitions (including the gathering of pertinent information, financial and background data, completion of deal packets and financial projection worksheets used by the Company to calculate practice values);

●	the institution of turnover protocols and procedures of hospitals immediately post-purchase; systems reporting; the formulation of individual hospital goals and targets;

●	on-going monthly support of hospital units (including medical and operational coaching, business growth projections, establishment of financial targets and margin improvements, growth milestones) and recruiting support.

The Consulting Agreement may be terminated at any time without cause and without penalty upon thirty days’ notice to the other party. Upon termination, all accrued, but not yet paid fees and expenses, whether invoiced or not, must be paid to BHC.

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022, to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman and Chief Executive Officer (“CEO”), Peter Lau, former Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. The consulting agreement may also be extended by mutual agreement. Prior to the formal agreement between the Company and Star Circle, Star Circle provided the same services under a verbal agreement that was memorialized by the consulting agreement. The Company has incurred $284,900 and $450,000 in expenses for the years ended December 31, 2023 and 2022. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations. The Agreement with Star Circle Advisory was terminated on September 18, 2023.

Chief Executive Officer’s Warrant

On January 1, 2023, the board of directors issued 50,000 warrants of Class A common stock issuable upon cashless exercise of a warrant granted to Kimball Carr, CEO and Chairman of the board of directors, in consideration for his personal guaranty of the Company loans. The warrant expires on January 1, 2028. The Warrant is fully paid and nonassessable shares of Class A common stock at a purchase price per share equal of $4. The warrants were measured at fair value using the Black Scholes Method to determine the fair value of warrants issued to the CEO. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $1.73, volatility rate of 27.13% and risk-free rate of 3.94% with a 5-year term. The warrants were valued at $2,701 at the time of issuance and the entire amount was recorded as an expense in General and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2023.

8.	Stockholders’ Equity

The Company is authorized to issue is 170,000,000 shares, of which 100,000,000 shares are designated as Class A common stock, with a par value of $0.0001 per share (the “Class A Common Stock”), 20,000,000 shares are designated as Class B common stock, with a par value of $0.0001 per share (the “Class B Common Stock”), and 50,000,000 shares are designated as Preferred Stock, with a par value of $0.0001 per share (the “Preferred Stock”).

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

On November 15, 2022, the Company amended the consulting agreement with Alchemy Advisory, LLC until June 30, 2023. The contract amendment stipulates an additional fee of $40,000 as well as 83,334 restricted shares of the Company’s Class A Common Stock. The Company recorded the $144,168 fair value of the common stock with $108,126 and $36,042 expensed during the years ended December 31, 2023 and 2022, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.

On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC. The contract stipulates the Company will issue 41,667 restricted shares of the Company’s Class A Common Stock for services rendered. The Company recorded the $72,084 fair value of the common stock with $54,063 and $18,021 expensed during the years ended December 31, 2023 and 2022, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.

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

On June 30, 2023, the Company issued 442,458 shares of Series A preferred stock to the holders of the Bridge Notes in exchange for the Bridge Notes (the “Exchange”).

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

The Company, through its acquisition of KVC sponsors a Savings Incentive Match Plan for former KVC Employees (SIMPLE IRA). The SIMPLE IRA plan provides for voluntary employee contributions up to statutory IRA limitations. KVC makes a dollar-for-dollar matching contribution equal to the elective deferral of each participant up to a maximum of 3% of the participants compensation. The participant’s interest in the balance of their SIMPLE IRA is immediately vested and non-forfeitable. The Company contributed and expensed $0 and $2,648 during the years ended December 31, 2023 and 2022, to the SIMPLE IRA plan.

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed approximately $124,166 and $50,704 during the years ended December 31, 2023 and 2022, respectively.

10.	Income Taxes

The Company estimated NOL carry-forwards for Federal and State income tax purposes of $14,924,318 as of December 31, 2023, and $6,348,656 as of December 31, 2022. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions of $14,924,318 as of December 31, 2023, was not considered more likely than not to be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The NOL carryforwards are subject to examination and adjustments by the Internal Revenue Service until the statute of limitations closes on the year in which the NOL is utilized. Under Section 382, a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to utilize its pre-change NOL, tax credits or other tax attributes to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own greater than 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. The Company hasn’t undergone a Section 382 study and may in the future to determine whether any of our existing NOLs, tax credits, or other tax attributes would be subject to such limitations. The Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net Operating Loss Carryforwards	$3,684,694	$1,731,713
Accrued Expenses	112,936	11,197
Stock Based Compensation	98,625	-
Charitable Contribution Carryforward	621	412
ROU Asset	(400,605)	(204,479)
Lease Liability	410,405	204,982
R&D Sec 174	1,830	-
Total deferred tax assets	3,908,505	1,743,825

Deferred tax liabilities:
Amortization/Depreciation	89,165	134,382
Total deferred tax liabilities	89,165	134,382

Valuation allowance	(3,819,340)	(1,609,443)
Net deferred Tax Assets (Liabilities)	$0	-

The differences between the total calculated income tax (benefit) provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	2023	2022
Tax benefit at statutory tax rate	(2,872,031)	(1,021,920)
State benefit, net of federal benefit	(210,273)	(291,977)
Beneficial conversion feature	868,825	-
Other permanent differences	3,713	(13,535)
Valuation allowance	2,209,897	1,308,517
Other	(131)	(11,179)
	$(0.00)	$(30,094)

Income tax benefit consists of the following for the years ending December 31, 2023 and 2022:

	December 31 2023	December 31 2022
Current income benefit expense
Federal	$-	$-
State	-	(30,094)
	$-	$-

11.	Leases

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

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	Expense Classification	For the Year Ended December 31,
Operating lease expense:		2023	2022
Amortization of ROU asset	General and administrative	$132,138	$52,863
Accretion of Operating lease liability	General and administrative	25,667	10,695
Total operating lease expense		$157,805	$63,558

Other lease expense	General and administrative	28,012	8,723
Total		$185,817	$72,281

Other information related to leases is as follows:

	As of December 31,
	2023	2022
Remaining lease term:
Operating leases (in years)	9.29	8.43
Discount rate:
Operating leases	7.03%	4.08%

Amounts relating to leases were presented on the consolidated balance sheets as of December 31, 2023 and 2022 in the following line items:

	Balance Sheet Classification	As of December 31,
Assets:		2023	2022
Operating lease assets	Right-of-use assets	$1,616,198	$746,973

Liabilities:
Operating lease liabilities	Operating lease liabilities	141,691	91,152
Operating lease liabilities	Operating lease liabilities, non-current	1,514,044	666,179
Total lease liabilities		$1,655,735	$757,331

The future minimum lease payments required under leases as of December 31, 2023, were as follows:

Fiscal Year	Operating Leases
2024	$249,808
2025	230,198
2026	231,959
2027	233,619
2028	238,078
Thereafter	1,100,287
Undiscounted cash flows	2,283,949
Less: imputed interest	(628,214)
Lease liability	$1,655,735

12.	Commitments and Contingencies

As of December 31, 2023, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

Common Stock Purchase Agreement

On November 30, 2023, the Company entered into a common stock purchase agreement with a 3rd party investor (the “Investor”), to which the investor committed to purchase up to $30 million of the Company’s Class A common stock.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, shares of Class A Common Stock in an amount up to $30 million. Such sales of Class A Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time-to-time in the Company’s sole discretion, over the period commencing once certain customary conditions are satisfied, including the filing and effectiveness of a resale registration statement with the U.S. Securities and Exchange Commission (the “Commission”) with respect to the shares to be sold to the Investor under the Purchase Agreement and ending on the first day of the month following the 24-month anniversary of the date on which the resale registration statement is declared effective by the Commission. The Investor has no right to require the Company to sell any shares of Class A Common Stock to the Investor, but the Investor is obligated to purchase shares of Class A Common Stock pursuant to a valid purchase notice delivered by the Company, subject to certain conditions and limitations.

Purchase Price

The shares of Class A Common Stock to be issued by the Company and purchased by the Investor will be sold at a purchase price equal to 95% of the lowest daily volume-weighted average price of the Class A Common Stock on the Nasdaq Capital Market (or any eligible substitute exchange) during the three consecutive trading days immediately following the trading date on which a valid purchase notice is delivered to the Investor by the Company. Such purchase price will be adjusted for reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction by the Company with respect to its Class A Common Stock.

Actual sales of shares of Class A Common Stock to the Investor will depend on a variety of factors to be determined by the Company from time-to-time, including, among other things, market conditions, the trading price of the Company’s Class A Common Stock, and the working capital needs, if any, of the Company.

The net proceeds from sales, if any, under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of Class A Common Stock to the Investor. the Company expects that any proceeds received by the Company from such sales to the Investor will be used for working capital and general corporate purposes.

Purchase Limits

Pursuant to the Purchase Agreement, the Company may not require the Investor to purchase, and the Investor will have no obligation to purchase, shares of Class A Common Stock in excess of a number equal to the lowest of (i) 100% of the average daily trading volume of the Class A Common Stock on the Nasdaq Capital Market (or any other eligible national stock exchange, as applicable) for the five consecutive trading days immediately prior to the trading date on which a valid purchase notice is delivered to the Investor, (ii) a 30% discount to the daily trading volume in the Class A Common Stock on the Nasdaq Capital Market (or any other eligible national stock exchange, as applicable), and (iii) $2 million divided by the volume-weighted average price for the Class A Common Stock on the trading day immediately prior to the trading date on which a valid purchase notice is delivered to the Investor.

Consistent with certain applicable Nasdaq rules, the Company may not issue to the Investor more than 1,214,293 shares of its Class A Common Stock (the “Exchange Cap”) under the Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company’s Class A Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement, unless the Company obtains stockholder approval to issue shares of its Class A Common Stock in excess of such limit in accordance with applicable rules of Nasdaq or any other applicable national stock exchange.

Fees

As consideration for the Investor’s irrevocable commitment to purchase shares of Class A Common Stock, upon execution of the Purchase Agreement, the Company became obligated to issue to the Investor a number of shares of Class A Common Stock equal to $600,000 divided by the average daily volume-weighted average price for the Class A Common Stock on the Nasdaq Capital Market during the five consecutive trading days ending on the trading date immediately prior to the Company’s filing of an initial registration statement pursuant to the Registration Rights Agreement described below. In certain circumstances, the Company may become obligated to pay to the Investor a cash fee equal to $600,000 in lieu of issuing such shares of Class A Common Stock, under the terms and subject to the conditions described more fully in the Purchase Agreement.

Certain Representations, Warranties and Covenants

The Purchase Agreement contains customary representations, warranties, conditions, and indemnification obligations of each of the Company and the Investor. Pursuant to the Purchase Agreement, the Investor has agreed not to enter into or effect, in any manner whatsoever, directly or indirectly, any short sales of the Company’s Class A Common Stock or hedging transaction which establishes a net short position with respect to the Class A Common Stock. In addition, the Company has covenanted, among other things, through the 24-month anniversary of the signing of the Purchase Agreement, to not effect or enter into any agreement to issue any shares of Class A Common Stock or securities convertible into or exercisable or exchangeable into shares of Class A Common Stock except in limited circumstances.

The Company has the right to terminate the Purchase Agreement at any time following the satisfaction of certain conditions precedent relating to the initial sale of shares to the Investor, subject to the Company paying all documented fees and amounts to the Investor’s legal counsel and, if the agreement is terminated prior to effectiveness of the resale registration statement, the Company paying the $600,000 cash commitment fee to the Investor or, if the agreement is terminated after such effectiveness, the Company issuing all commitment shares of Class A Common Stock to the Investor.

The Purchase Agreement will automatically terminate on (i) the 24-month anniversary of the effective date of the initial resale registration statement filed with the Commission, (ii) the date when the Investor purchases the Total Commitment, (iii) the date when the shares of Class A Common Stock are no longer listed on the Nasdaq Capital Market or another eligible national stock exchange, or (iv) when the Company is subject to a voluntary or involuntary bankruptcy or insolvency proceeding.

In addition, the Investor may terminate the Purchase Agreement upon (i) the occurrence of an event constituting a material adverse effect (as defined in the Purchase Agreement), (ii) the occurrence of a change of control transaction of the Company, (iii) the failure by the Company to file a registration statement by the applicable deadline set forth in the Registration Rights Agreement, (iv) the lapse of the effectiveness, or unavailability of, a registration statement filed by the Company pursuant to the Registration Rights Agreement in certain other circumstances set forth in the Purchase Agreement, (v) the suspension of trading of the Class A Common Stock for a period of three (3) consecutive trading days, or (vi) the material breach of the Purchase Agreement by the Company, which breach is not cured within the 10 trading days after receipt of notice of such breach.

On December 28, 2023, the Company amended the agreement to provide that, if the number of commitment shares required to be issued by the Company to the Investor and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder) pursuant to the Purchase Agreement would result in the beneficial ownership by the Investor of more than 4.99% of the outstanding shares of Class A common stock of the Company, then the Company shall be obligated to deliver to the Investor: (i) the number of shares of Class A common stock that, after giving effect to the issuance thereof to the Investor, would result in the Investor and its affiliates beneficially owning one (1) share less than 4.99% of the outstanding shares of Class A common stock of the Company, and (ii) a warrant to purchase shares of Class A common stock (such warrant, the “Warrant” and the shares issuable upon exercise thereof, the “Warrant Shares”), granting the Investor the right to purchase, at an exercise price of $0.0001 per Warrant Share, up to that number of Warrant Shares equal to the difference between (x) the number of shares that would be required to be issued to the Investor as commitment shares but-for the 4.99% ownership limitation, and (y) the number of shares of Class A common stock to be issued to the Investor as commitment shares.

The amendment further provide that, if the issuance of the total number of commitment shares of Class A common stock and Warrant Shares by the Company to the Investor would cause the beneficial ownership of the Investor and its affiliates to exceed 19.99% of the outstanding shares of Class A common stock of the Company, and the Company has not obtained stockholder approval for the issuance of such shares of Class A common stock in an amount in excess of the 19.99% ownership threshold in accordance with the applicable rules of The Nasdaq Capital Market on or before May 24, 2024, then the Company shall be obligated to pay to the Investor an amount in cash equal to $600,000 minus the value of the shares of Class A common stock issuable to the Investor as commitment shares and the value of the Warrant Shares issuable upon exercise of the Warrant.

Also pursuant to the Agreement, the Company and the Investor amended the Registration Rights Agreement to extend the filing deadline by which the Company must file an initial registration statement with the U.S. Securities and Exchange Commission (the “Commission”) with respect to the resale by the Investor of the shares of Class A common stock of the Company issuable to the Investor pursuant to the Purchase Agreement, including the commitment shares and the Warrant Shares, to January 31, 2024.

Holdback Agreement

As part of the Valley Veterinary Services, Inc. acquisition in November 2023, a portion of the purchase price in the amount of $200,000 as part of the Holdback Agreement classified as restricted cash in the accompanying consolidated balance sheet. The Holdback Agreement dictates that $80,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 105% of the target gross revenue. The remaining $120,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 110% of the target gross revenue.

As the contingent consideration arrangement in which the Holdback amounts are automatically forfeited if the employment of the former owners (now employees of the Company) terminates is accounted for as compensation for post combination services. The Company will recognize the contingent consideration from the Holdback Agreement when probable.

13.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Series A Preferred Stock Issuance

On January 2, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Target Capital 1, LLC (“Target”), pursuant to which Target purchased 20,000 shares of Series A preferred stock for gross proceeds of $200,000. The issuance and sale of the Series A preferred stock to Target was consummated in a privately negotiated transaction exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended.

“Best-Efforts” Offering of Class A Common Stock

On January 26, 2024, the Company filed an amended registration statement on Form S-1/A to register the Company’s public offering and sale, on a reasonable best-efforts basis, of up to 26,581,605 shares of Class A Common Stock at an assumed offering price of $0.188 (the “Best-Efforts Offering”), for anticipated gross proceeds of approximately $5,000,000. On February 13, 2024, the Company closed the Best-Efforts Offering of shares of Class A common stock for gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for strategic acquisitions, the engagement of external, third-party marketing and business consultants, working capital and general corporate purposes.

IR Agency Consulting Agreement

On February 8, 2024, the Company entered into a consulting agreement with a provider of investor relations-related services (“IR Agency”). Pursuant to the IR Agency Consulting Agreement, the Company has engaged IR Agency, on a non-exclusive basis, to prepare marketing materials and leverage digital newsletters to build a digital community of potential investors in the Company.

As consideration for its performance under the IR Agency Consulting Agreement, the Company will pay IR Agency a non-refundable fee of $1,250,000 in cash. IR Agency is not a registered broker-dealer or investment advisor and will not engage in any activities on behalf of the Company that would require it to be registered as a broker-dealer or investment advisor. In addition, IR Agency is being engaged by the Company as an independent contractor and not in an employer-employee or joint venturer relationship.

The IR Agency Consulting Agreement has a term of six (6) months and may be terminated by written notice, with or without cause, by Inspire at any time.

Consulting Agreement

On February 8, 2024, the Company entered into a Consulting Agreement with unrelated third party pursuant to which the Company engaged to provide business consulting services in the veterinary medicine sector.

As consideration for its performance under the Consulting Agreement, the Company will pay the consultant a fee of $500,000. The Consulting Agreement also provides that the Company will reimburse the consultant, from time to time, for all out-of-pocket expenses, including travel costs, actually and properly incurred in connection with providing the consulting engagement.

Common Stock Purchase Agreement

On February 14, 2024, the Company issued 1,214,293 shares of Class A Common stock, per share to an Investor. In addition, the Company, on February 13, 2024, issued a prefunded warrant to purchase up to 1,654,889 shares of Class A common stock of the Company to the Investor. The Company issued the shares and the warrant in fulfilment to its obligation to issue “commitment shares” to the Investor upon its entry into the purchase agreement. The Company issued the shares and warrant to the Investor exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The Company did not receive any proceeds with respect to the issuance of the Commitment Shares or the Warrant and does not expect to receive any material proceeds from the Investor’s exercise, if any, of Warrant for the purchase of Warrant shares.

Consulting Payment

On March 6, 2024, the Company entered into a Consulting Agreement with Charles “Chuck” Keiser, DVM, an experienced professional of veterinary medicine and the business of veterinary medicine, and a former member of the board of directors of the Company, pursuant to which the Company agreed to compensate Dr. Keiser for certain consulting services that he has provided to the Company relating to veterinary medicine business support and other related activities.

As consideration for Dr. Keiser’s consulting services to the Company, the Company issued to Dr. Kesier $151,695.60 worth of restricted shares of Class A common stock of the Company, which resulted in the issuance of 1,865,875 shares of Class A common stock based on the closing price of $0.0813 per share on the last trading day immediately prior to the date of the Consulting Agreement, as quoted on The Nasdaq Capital Market.

General Release

On March 6, 2024, the Company entered into a General Release Agreement with Kenneth Seth Lundquist, DVM, Charles “Chuck” Keiser, DVM, and Don I. Williamson, Jr. DVM, and the Estate of Gregory Armstrong (each, a “Releasor” and collectively, the “Releasors”), pursuant to which the Company agreed to issue to each Releasor $5,000 worth of restricted shares of Class A common stock of the Company, which resulted in the issuance of 61,501 shares of Class A common stock to each Releasor, based on the closing price of $0.0813 per share on the last trading day immediately prior to the date of the General Release Agreement, as quoted on The Nasdaq Capital Market.

Securities Purchase Agreement

On March 26, Inspire Veterinary entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. Pursuant to the Purchase Agreement, Inspire Veterinary issued to certain investors two Increasing OID Senior Notes (each a “Note” and collectively the “Notes”) each for $250,000. The Notes have a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

The Notes contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Notes are satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Notes are satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Notes can be prepaid at any time prior to the Maturity Date without any penalties.

The Notes must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire Veterinary. All of the funds raised must be used to repay the Notes until the Notes are repaid in full

The Notes are convertible into shares of common stock of Inspire Veterinary, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Notes is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Notes) of the Notes will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Notes will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

Loan Payable

On March 26, 2024, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $400,000 with an unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $24,983 each week for 24 weeks with the first payment being due April 1, 2024.