Form 10-Q
period 2024-03-31
INSPIRE VETERINARY PARTNERS, INC.
filed 2024-05-15
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 958,053 ordinary shares issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

i

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$69,077	$178,961
Accounts receivable, net	341,488	28,573
Due from former owners	-	32,519
Inventory	545,660	571,512
Refundable income tax	151,796	151,796
Prepaid expenses and other current assets	2,031,311	388,759
Total current assets	3,139,332	1,352,120

Restricted cash - non-current	200,000	200,000
Property and equipment, net	7,966,721	7,949,144
Right-of-use assets	1,562,367	1,616,198
Other intangibles, net	2,305,014	2,513,028
Goodwill	8,147,590	8,147,590
Other assets	73,989	12,895
Total assets	$23,395,013	$21,790,975

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$3,521,759	$3,206,594
Accrued expenses	455,227	858,334
Cumulative Series A preferred stock dividends payable	2,250	92,322
Operating lease liabilities	133,113	141,691
Loan payable, net of discount	2,338,067	1,713,831
Bridge note, net of discount	-	-
Convertible note payable	500,000	-
Convertible debentures, net of issuance costs	-	100,000
Notes payable, net of discount	1,501,562	1,469,043
Total current liabilities	8,451,978	7,581,815

Operating lease liabilities, non-current	1,482,514	1,514,044
Notes payable - noncurrent	13,190,668	13,483,375
Total liabilities	23,125,160	22,579,234

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock - Class A, $0.0001 par value, 1 million shares authorized, 742,563 and 70,421 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	74	7
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	389	389
Convertible series A preferred stock, $0.0001 par value, 2,000,000 shares authorized, 81,142 and 403,640 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	8	40
Additional paid in capital	25,118,701	20,426,562
Accumulated deficit	(24,849,319)	(21,215,257)
Total stockholder’s equity (deficit)	269,853	(788,259)
Total liabilities and stockholder’s equity (deficit)	$23,395,013	$21,790,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2024	2023
Service revenue	$3,545,599	$3,072,885
Product revenue	1,285,968	1,209,630
Total revenue	4,831,567	4,282,515

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,709,147	2,307,903
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	1,016,107	879,400
General and administrative expenses	2,873,343	1,801,659
Debt extinguishment loss	728,278	-
Depreciation and amortization	367,197	298,492
Total operating expenses	7,694,072	5,287,454

Loss from operations	(2,862,505)	(1,004,939)

Other income (expenses):
Interest income	2	1
Interest expense	(559,289)	(545,435)
Other income	-	11,424
Total other expenses	(559,287)	(534,010)

Loss before income taxes	(3,421,792)	(1,538,949)

Benefit for income taxes	-	-

Net loss	(3,421,792)	(1,538,949)
Dividend on convertible series A preferred stock	(214,520)	-
Net loss attributable to class A and B common stockholders	$(3,636,312)	$(1,538,949)

Net loss per Class A and B common shares:
Basic and diluted	$(8.97)	$(29.20)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	405,484	52,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Convertible Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	Equity (Deficit) (As Restated)
December 31, 2022	-	$-	9,705	$1	4,300,000	$430	$1,107,536	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Net loss	-		-	-	-	-	-	(1,538,949)	(1,538,949)
March 31, 2023	-	$-	9,705	$1	4,300,000	$430	$1,110,663	$(7,782,397)	$(6,671,729)

	Convertible Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	Deficit (As Restated)
December 31, 2023	403,640	$40	70,421	$7	38,915	$389	$20,426,562	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	28,599	3	-	-	3,375,455	-	3,375,458
Exercise of pre-funded warrants	-	-	441,989	44	-	-	(44)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	12,143	1	-	-	599,999	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	200,000	-	200,000
Issuance of class A common stock for services	-	-	39,051	4	-	-	286,692	-	286,696
Issuance of class A common stock in connection with gernal release agreement	-	-	2,460	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	147,899	15	-	-	(15)	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,270	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
March 31, 2024	81,142	8	742,563	$74	3,891,500	$389	$25,118,701	$(24,849,319)	$269,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,421,792)	$(1,538,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,382	298,492
Amortization of debt issuance costs	15,825	70,212
Amortization of debt discount	379,313	242,631
Amortization of operating right of use assets	53,831	59,036
Issuance of warrants to CEO	-	2,701
Issuance of class A common stock for services	286,696	-
Loss on debt modification	728,278	-
Issuance of class A common stock in connection with general release agreement	20,000	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	600,000	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(312,915)	(70,553)
Due from former owners	32,519	37,425
Inventory	25,852	(18,459)
Prepaid expenses and other current assets	(1,642,552)	60,414
Other assets	(61,094)	(70,431)
Accounts payable	315,165	550,043
Accrued expenses	(403,107)	118,450
Cumulative Series A preferred stock dividends payable	(92,322)	-
Operating lease liabilities	(40,108)	(50,467)
Net cash used in operating activities	(3,169,029)	(309,455)

Cash flows from investing activities:
Purchase of property and equipment	(156,945)	(14,002)
Net cash used in investing activities	(156,945)	(14,002)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	3,375,458	-
Net proceeds from loan payable	549,185	-
Payments on loan payable	(1,032,540)	-
Proceeds from issuance of convertible series A preferred stock	200,000	-
Proceeds from convertible note payable	500,000	-
Repayment of note payable	(276,013)	(176,931)
Proceeds from issuance of convertible debentures	-	650,000
Repayment of convertible debentures	(100,000)	-
Net cash provided by financing activities	3,216,090	473,069

Net increase (decrease) in cash, cash equivalents and restricted cash	(109,884)	149,612
Cash, cash equivalents and restricted cash, beginning of period	378,961	444,253
Cash, cash equivalents and restricted cash, end of period	$269,077	$593,865

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,316,378	$239,430
Income taxes paid (refunded)	$-	$(188,952)

Noncash investing and financing activity
Series A Preferred Stock Dividend Paid-in-Kind	$212,270	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

1.	Description of Business

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

Initial Public Offering

On August 31, 2023, we closed our IPO of 16,000 shares of class A common stock, at a public price of $400.00 per share. The total net proceeds we received in the IPO were approximately $5.4 million after deducting underwriting discounts and commissions of $512,000 and offering expenses of $448,429. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP.

2.	RETROSPECTIVE ADJUSTMENTS

On May 8, 2024, the Company effected a 100-for-1 reverse stock split (“Reverse Split”) of the Company’s authorized and outstanding shares of Class A common stock. All information included in these financial statements have been adjusted, on a retrospective basis for all periods presented to reflect the Reverse Split, unless otherwise stated.

3.	Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2023 and 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2023, condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2024, had an accumulated deficit of $24,849,319. For the three months ending March 31, 2024, the Company sustained a net loss of $3,421,792. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $123,513 as of March 31, 2024 and December 31, 2023.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Warrants	28,540	-
Convertible Series A Preferred Shares	27,047	-
Total	55,587	-

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

4.	Property and equipment

As of March 31, 2024, and December 31, 2023, property and equipment, net, consisted of the following:

	March 31,	December 31,
	2024	2023
Land	$1,983,810	$1,839,596
Computers and equipment	1,425,774	1,425,774
Furniture and fixtures	143,874	143,874
Automobile	101,269	101,269
Leasehold improvements	656,255	499,310
Buildings	4,607,874	4,607,874
	8,918,856	8,761,911
Less - accumulated depreciation	(952,135)	(812,767)
Property and Equipment, net	$7,966,721	$7,949,144

Depreciation expense was $139,368 and $118,368 for the three months ended March 31, 2024 and 2023, respectively.

5.	Goodwill and Intangible Assets

The following summarizes the Companies’ intangibles assets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Client List	$2,071,000	$2,071,000
Noncompete Agreement	398,300	398,300
Trademark	1,117,200	1,117,200
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,327,322)	(1,119,308)
	$2,305,014	$2,513,028

Amortization expense was $208,014 and $180,124 for the three months ended March 31, 2024 and December 31, 2023, respectively.

Expected future amortization expense of intangible assets as of March 31, 2024, is as follows:

Remainder of 2024	578,763
2025	664,166
2026	600,139
2027	379,382
2028	82,564
$2,305,014

6.	Business acquisitions

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

Consideration:
Cash paid prior to the time of closing	$1,390,000
Convertible Note Payable	400,000
Acquisition costs included in general and administrative	39,535

Recognized amounts of identifiable assets acquired
Inventory	74,405
Building	445,786
Land	144,214
Furniture, fixtures & equipment	64,058
Trademark (5-year life)	264,500
Non-compete agreement (2-year life)	44,000
Client list (5-year life)	220,000
Total identifiable net assets assumed	1,256,963
Goodwill	533,037
Total	$1,790,000

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Valley Vet Practice included in the Company’s consolidated statement of operations for the three months ended March 31, 2023, as if the acquisitions were made on January 1, 2023. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $4,954 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the three months ended March 31, 2023.

The unaudited pro forma consolidated results of operations, assuming the acquisitions had occurred on January 1, 2023, are as follows:

For the Three Months Ended March 31, 2023
Revenue	$4,723,308
Net Income (Loss)	(1,488,111)

7.	Debt

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

Notes payable to FNBD as of March 31, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	March 31, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$235,150	$237,272	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	226,582	231,987	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	214,812	216,750	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	311,323	318,750	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	804,374	817,135	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	478,098	478,098	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	663,000	663,000	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	425,000	425,000	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,275,000	1,275,000	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	246,500	246,500	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	722,500	722,500	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	382,500	382,500	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	445,981	445,981	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	1,020,000	1,020,000	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	519,527	519,527	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	225,923	225,923	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	637,500	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$9,141,096	$9,309,286	$84,424

The Company amortized $1,543 and $2,082 of issuance cost in the aggregate during the three months ending March 31, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

On January 11, 2021, the Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the Kauai Veterinary Clinic, LLC acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 15, 2024. The commercial loan was modified in January 2021 to extend the maturity date to February 25, 2041. The fixed rate loan has monthly payments of $6,903 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $13,264 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $165 and $163 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of September 1, 2024. The commercial loan was modified in January 2021 to extend the maturity date to January 25, 2031. The fixed rate loan has monthly payments of $13,157 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $10,085 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $253 and $251 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and the interest rate remained at 5.05%. The commercial loan had issuance costs of $753 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $0 and $58 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

On October 31, 2022 the company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB that was entered into on October 31, 2022, was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $2,123 and $2,100 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second loan with FSB that was entered into on October 31, 2022, was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $41 and $40 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of April 1, 2023. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772, except for a final payment of 593,039. The loan had issuance costs of $4,531 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $376 and $372 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second loan with FSB that was entered into December 16, 2022, was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $422 and $417 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of March 31, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	March 31, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	2/25/41	4.35%	$987,082	$997,010	$13,264
1,278,400	KVC	1/25/21	1/25/31	4.35%	931,696	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,861,227	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	384,624	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	508,385	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	619,660	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	375,000	375,000	6,877
$7,623,235					$5,667,674	$5,767,302	$69,439

Notes payable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
FNBD Notes Payable	$9,141,096	$9,309,286
FSNB Notes Payable	5,667,674	5,767,302
Total notes payable	14,808,770	15,076,588
Unamortized debt issuance costs	(116,540)	(124,170)
Notes payable, net of issuance cost	14,692,230	14,952,418
Less current portion	(1,203,402)	(1,469,043)
Long-term portion	$13,488,828	$13,483,375

Notes payable repayment requirements as of March 31, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$1,203,402
2025	3,776,189
2026	1,008,110
2027	1,052,832
2028	1,098,387
Thereafter	$6,669,850

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate amount of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note is convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note has a face value of $2,500,000 with an original issue discount (“OID”) of 12% and has a maturity date of January 24, 2023. The OID of $300,000 is being amortized over the life of the loan. If the Company has not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The bridge loans had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $62,758 of issuance cost during the three months ended March 31, 2024 and 2023.

In conjunction with the Bridge Note the Company issued warrants on January 24, 2022 to Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund (collectively the “Bridge Lenders”). The warrants entitled the Bridge Lenders to purchase the Company’s Class A common stock, at a purchase price equal to the per share price in an IPO. The quantity of the Company’s common stock of subject to purchase upon exercise of the warrants is equal to 50% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing, unless a Qualified Financing has not been completed by January 24, 2023 in which case the quantity of Class A common stock subject to purchase upon exercise of the warrants will be an amount equal to 75% of the face value of the Bridge Note divided by the per-share price in the Qualified Financing. If a Qualified Financing has not consummated or the Bridge Note has not been repaid in full on or before January 24, 2027, then the quantity of common stock subject to purchase upon exercise of the warrants will be an amount equal to 100% of the face value divided by the per-share price equal to the fair market value of one share of Class A common stock as mutually agreed by the Holder and the Company. The warrants are exercisable through the fifth anniversary of the issuance date. The warrants may be redeemed at the option of the Company at any time following a Qualified Financing if the Company’s common stock trade on a national securities exchange at a price equal to the purchase price of the Company’s common stock in the Qualified Financing multiplied by 2 for a period of ten consecutive trading days.

On November 18, 2022, the Company entered into an Original Issue Discount Secured Convertible Note loan with Target Capital 1, LLC for $1,136,364. The note is issued at an original issue discount of 12% with an maturity date on the earlier of March 31, 2023 (“Initial Maturity Date”) or the Company’s sale of its common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “Maturity Date”). If the Company has filed its Form S-1 Registration Statement with the SEC on or prior to the Initial Maturity Date but the Qualified Financing has not closed by such date (“Automatic Extension”) then all principal and accrued interest under this Note shall become due and payable in cash on September 30, 2023 (the “Final Maturity Date”) or such earlier date as this note is required be repaid. The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note, and all accrued but unpaid interest at any time prior to the Maturity Date without the prior written consent of the holder in the principal amount of $1,136,364, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the Initial Maturity Date due to, upon the closing date of a Qualified Financing, the Company shall pay to the holder $1,136,364, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default (as defined in the note), until the Event of Default is cured, or the note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).

In conjunction with the Original Issue Discount Secured Convertible Note with Target Capital 1, LLC the company issued the holder 412 shares of Class A common stock and equity classified warrants that entitle the holder to purchase the Company’s common stock at a purchase price equal to the per share price in an IPO. The quantity of the Company’s common stock of subject to purchase upon exercise of the warrants is equal to 50% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing, unless a Qualified Financing has not been completed by March 31, 2023 in which case the quantity of Class A common stock subject to purchase upon exercise of the warrants will be an amount equal to 75% of the face value of the Bridge Note divided by the per-share price in the Qualified Financing.

On November 18, 2022, the Company entered into an Original Issue Discount Secured Convertible Note with 622 Capital LLC for $568,182. The note is issued at an original issue discount of 12% with an maturity date on the earlier of January 24, 2023 (the “622 Initial Maturity Date”) or the Company’s sale of its common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “622 Maturity Date”). If the Company has filed its Form S-1 Registration Statement with the SEC on or prior to the 622 Initial Maturity Date but the Qualified Financing has not closed by such date (“Automatic Extension”) then all principal and accrued interest under this note shall become due and payable in cash on July 24, 2023 (the “622 Final Maturity Date”) or such earlier date as this note is required be repaid. The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note and all accrued but unpaid interest at any time prior to the 622 Maturity Date without the prior written consent of the holder in the principal amount of $568,182, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the 622 Initial Maturity Date due to, upon the closing date of Qualified Financing, the Company shall pay to the holder $568,182, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default (as defined in the note), until the Event of Default is cured or the note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).

In conjunction with the Original Issue Discount Secured Convertible Note with 662 Capital LLC the company issued the holder equity classified warrants that entitle the holder to purchase the Company’s common stock at a purchase price equal to the per share price in an IPO. The quantity of the Company’s common stock of subject to purchase upon exercise of the warrants is equal to 50% of the face value of the Bridge Note, divided by the per-share price in the Qualified Financing, unless a Qualified Financing has not been completed by March 31, 2023 in which case the quantity of Class A common stock subject to purchase upon exercise of the warrants will be an amount equal to 75% of the face value of the Bridge Note divided by the per-share price in the Qualified Financing.

The warrants were deemed legally detachable from the Bridge Note and were fair valued using the Black Scholes Method to determine the relative fair values of the Bridge Note and the detachable warrants. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $0.44, volatility rate of 27% and risk-free rate of 1.53% with a 5 year term. The proceeds received for the Bridge Note were allocated to the detached warrants based on the relative fair values. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on debt is $429,284; this is amortized to interest expense on a straight-line basis over the term of the loan.

A roll forward of the bridge note for the three months ended March 31, 2023 is below:

Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	$4,204,545

On June 30, 2023, the Company entered into exchange agreements (the “Exchange Agreements”) with each of the Company’s Bridge Note lenders, pursuant to which the lenders exchanged their existing Bridge Notes for 29,896 shares, 352,771 shares, and 59,792 shares, respectively, of Convertible Series A preferred stock (442,458 shares of Convertible Series A Preferred stock in total) (the “Exchange”). The Exchange Agreements would have been rescinded, and the former Bridge Notes reinstated if the Company didn’t complete the initial public offering by September 1, 2023. Upon the IPO completing on August 31, 2023, the Company recognized the extinguishment of the Bridge Notes pursuant to ASC 470 and recognized a debt extinguishment loss of $16,105. The Company recognized a beneficial conversion feature of $2,567,866 for the issuance of the Series A preferred stock on the date of the IPO due to the $4 (Pre-Reverse Split) offering price related to the IPO being known as of that date.

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $1,993 and $1,972 for the three months ending March 31, 2024 and 2023, respectively.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 14,953 shares of Class A common stock at a conversion price of $30.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the IPO price of $40 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%.

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

On January 18, 2024, the Company amended the financing arrangement to borrow an additional $549,185 resulting in the weekly payments to increase to $86,214 to be paid over 43 weeks. This amendment increased the effective interest rate to 52%. The refinancing resulted in a loss on debt modification of $728,278.

During the three months ended March 31, 2024, the Company amortized $379,313 of OID and issuance cost included in interest expense on the statement of operations. During the three months ended March 31, 2024, the Company made $1,032,540 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2023, is $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

Convertible Note Payable

On March 26, Inspire Veterinary entered into a securities purchase agreement (the “Purchase Agreement”) with certain investor. Pursuant to the Purchase Agreement, Inspire Veterinary issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $250,000. The Convertible Note Payable has a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

The Convertible Note Payable contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Note Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Note Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Note Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Note Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire Veterinary. All of the funds raised must be used to repay the Convertible Note Payable until the Convertible Note Payable are repaid in full

The Convertible Note Payable are convertible into shares of common stock of Inspire Veterinary, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Convertible Note Payable is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Convertible Note Payable) of the Convertible Note Payable will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Convertible Note Payable will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

8.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. During the fourth quarter of 2023 management terminated the service agreement with Blue Heron, however, still uses Blue Heron on an ad-hoc basis for services and has incurred $68,027 and $229,614 in expenses for the three months ended March 31, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022 to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman, Chief Executive Officer and President, Peter Lau, Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. During the fourth quarter of 2023, management terminated service agreements with Star Circle Advisory and has incurred $0 and $99,000 in expenses for the three months ended March 31, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

CEO Warrant

On January 1, 2023, the board of directors issued 500 shares of Class A common stock issuable upon cashless exercise of a warrant granted to Kimball Carr, Chief Executive Officer (“CEO”) and Chairman of the board of directors, in consideration for his personal guaranty of the Company loans. The warrant expires on January 1, 2028. The Warrant is fully paid and nonassessable shares of Class A common stock at a purchase price per share equal to the price per share of the common stock sold through an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission on a national securities exchange. The warrants were measured at fair value using the Black Scholes Method to determine the fair value of warrants issued to the CEO. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $1.73, volatility rate of 27.13% and risk-free rate of 3.94% with a 5-year term. The warrants were valued at $2,701 at the time of issuance and the entire amount was recorded as an expense in General and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.

9.	Stockholders’ Equity

The Company is authorized to issue is 71,000,000 shares, of which 1,000,000 shares are designated as Class A common stock, with a par value of $0.0001 per share, 20.000,000 shares are designated as Class B common stock, with a par value of $0.0001 per share, and 50,000,000 shares are designated as preferred stock, with a par value of $0.0001 per share (the “Preferred Stock”).

Each outstanding share of Class A common stock is entitled to vote on each matter on which the stockholders of the Company is entitled to vote, and each holder of Class A common stock is entitled to one (1) vote for each share of Class A common stock held by such holder.

Each outstanding share of Class B common stock is entitled to vote on each matter on which the stockholders of the Company is entitled to vote, and each holder of Class B common stock is entitled to twenty-five (25) votes for each share of Class B common stock held by such holder. Each Class B common stock is convertible to 1/100th of 1 share of Class A common stock.

All shares of Class A common stock and Class B common stock (collectively “common stock”) will be identical and will entitle the holders thereof to the same rights and privileges, except as otherwise provided above.

On November 15, 2022, the companies amended the consulting agreement with Alchemy Advisory, LLC until June 30, 2023. The contract amendment stipulates an additional fee of $40,000 as well as 83 restricted shares of the Company’s Class A common stock. The Company recorded the $72,084 fair value of the common stock with $0 and $36,042 expensed during the three months ended March 31, 2024 and 2023, respectively. The Company will amortize the cost of the common stock issued over the life of the agreement.

On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC until June 30, 2023. The contract stipulates the Company will issue 417 restricted shares of the Company’s Class A common stock for services rendered. The Company recorded the $144,168 fair value of the common stock with $0 and $72,804 expensed during the three months ended March 31, 2024 and 2023, respectively. The Company will amortize the cost of the common stock issued over the life of the agreement.

Convertible Series A Preferred Stock

On June 30, 2023, the Company amended its articles of incorporation by the filing of a certificate of designation for the Series A Preferred Stock. One million shares of the Series A Preferred Stock are authorized under the Series A Certificate of Designation, with each having a stated value of $1,000.00 per share, with a par value of $0.0001. The Series A Preferred Stock earns a dividend rate equal to 12% of the stated rate per annum, which such dividend may be payable either in cash or in-kind at the sole option of the Company.

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

On November 7, 2023, the Company amended its article of incorporation to increase the total authorized preferred stock by 2,000,000 shares.

The conversion price of the convertible series A preferred stock to be no less than $1.00 per share, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction conducted after the date of the series A preferred stock amendment.

The holders of the Series A Preferred Stock have the right to vote on all matters submitted to a vote of shareholders on an as-if-converted basis together with the holders of shares of the Company’s Class A and Class B common stock, voting together as a single class.

On June 30, 2023, the Company issued 442.458 shares of Series A Preferred Stock to the holders of the Bridge Notes in exchange for the Bridge Notes (the “Exchange”).

In connection with the Exchange, the Company also issued warrants (the “New Warrants”) to purchase additional shares of Class A common stock. The New Warrants were issued in exchange for the existing warrants held by the former Bridge Note holders. The exercise price of the shares to be issued pursuant to the New Warrants is the price of the shares of Class A common stock to be issued in this offering. The number of shares to be issued upon exercise of the New Warrants is equal to the quotient of 75% of the outstanding Series A Preferred Stock value divided by the exercise price. Also, in connection with the Exchange, the Company entered into new registration rights agreements (the “New Registration Rights Agreements”) with each of holders, pursuant to which the Company has agreed to register the public resale of the shares of Class A common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the under the New Warrants. The New Registration Rights Agreements supersede in their entirety the prior registration rights agreements with the former senior secured lenders. If Company did not close the initial public offering on or before September 1, 2023, the Exchange Agreements would have been deemed rescinded, and the former Bridge Notes would have been deemed reinstated. As the offering was outside the control of the Company the Company did not recognize the full extinguishment of the Bridge Notes until the IPO was completed on August 31, 2023. The Company recognized a beneficial conversion feature of $2,567,866 for the issuance of the Series A Preferred Stock on the date of the IPO due to the $4 (pre-Reverse Split) offering price related to the IPO being known as of that date.

10.	Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed approximately $40,264 and $4,995 during the three months ending March 31, 2024 and 2023, respectively.

11.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of March 31, 2024 and December 31, 2023, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

12.	Leases

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

The components of lease expense included on the Company’s unaudited condensed statements of operations were as follows:

		For the Three Months Ended March 31,
Operating lease expense:	Expense Classification	2024	2023
Amortization of ROU asset	General and administrative	$53,831	28,875
Accretion of operating lease liability	General and administrative	10,541	7,385
Total operating lease expense		$64,372	36,260

Other lease expense	General and administrative	(2,026)	11,708
Total		$62,346	47,968

Other information related to leases is as follows:

	As of March 31,	As of December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases (in years)	9.35	9.29
Weighted-average Discount rate:
Operating leases	7.04%	7.083%

Amounts relating to leases were presented on the unaudited condensed Balance Sheets as of March 31, 2024 and December 31, 2023 in the following line items:

		As of March 31,	As of December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets	$1,562,367	$1,616,198

Liabilities:
Operating lease liabilities	Operating lease liabilities	$133,113	141,691
Operating lease liabilities	Operating lease liabilities, non-current	1,482,514	1,514,044
Total lease liabilities		$1,615,627	$1,655,735

The future minimum lease payments required under leases as of March 31, 2024, were as follows:

Fiscal Year	Operating Leases
Remainder of 2024	$181,811
2025	230,198
2026	231,959
2027	233,619
2028	238,078
Thereafter	1,100,287
Undiscounted cash flows	2,215,952
Less: imputed interest	(600,325)
Lease liability	$1,615,627

13.	Commitments and Contingencies

As of March 31, 2024, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

Consistent with certain applicable Nasdaq rules, the Company may not issue to the Investor more than 12,143 shares of its Class A common stock (the “Exchange Cap”) under the Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company’s Class A common stock issued and outstanding immediately prior to the execution of the Purchase Agreement, unless the Company obtains stockholder approval to issue shares of its Class A common stock in excess of such limit in accordance with applicable rules of Nasdaq or any other applicable national stock exchange.

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

On December 28, 2023, the Company amended the agreement to provide that, if the number of commitment shares required to be issued by the Company to the Investor and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder) pursuant to the Purchase Agreement would result in the beneficial ownership by the Investor of more than 4.99% of the outstanding shares of Class A common stock of the Company, then the Company shall be obligated to deliver to the Investor: (i) the number of shares of Class A common stock that, after giving effect to the issuance thereof to the Investor, would result in the Investor and its affiliates beneficially owning one (1) share less than 4.99% of the outstanding shares of Class A common stock of the Company, and (ii) a warrant to purchase shares of Class A common stock (such warrant, the “Warrant” and the shares issuable upon exercise thereof, the “Warrant Shares”), granting the Investor the right to purchase, at an exercise price of $0.01 per Warrant Share, up to that number of Warrant Shares equal to the difference between (x) the number of shares that would be required to be issued to the Investor as commitment shares but-for the 4.99% ownership limitation, and (y) the number of shares of Class A common stock to be issued to the Investor as commitment shares.

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

On February 14, 2024, the Company issued 12,143 shares of Class A Common stock, per share to an Investor. In addition, the Company, on February 13, 2024, issued a prefunded warrant to purchase up to 16,549 shares of Class A common stock of the Company to the Investor. The Company issued the shares and the warrant in fulfilment to its obligation to issue “commitment shares” to the Investor upon its entry into the purchase agreement. The Company issued the shares and warrant to the Investor exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The Company did not receive any proceeds with respect to the issuance of the Commitment Shares or the Warrant and does not expect to receive any material proceeds from the Investor’s exercise, if any, of Warrant for the purchase of Warrant shares.

Holdback Agreement

As part of the Valley Veterinary Services, Inc. acquisition in November 2023, a portion of the purchase price in the amount of $200,000 is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet. The Holdback Agreement dictates that $80,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 105% of the target gross revenue. The remaining $120,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 110% of the target gross revenue.

As the contingent consideration arrangement in which the Holdback amounts are automatically forfeited if the employment of the former owners (now employees of the Company) terminates is accounted for as compensation for post combination services. The Company will recognize the contingent consideration from the Holdback Agreement when probable.

14.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Refinancing Loan Payable

On May 7, 2024, the Company amended the financing arrangement to borrow an additional $518,750 resulting in the weekly payments to increase to $90,229 to be paid over 48 weeks. This amendment decreased the effective interest rate to 49%.

New Loan Payable

On April 4, 2024, the Company entered into a new financing arrangement to borrow $400,000 with weekly payments of $21,600 to be paid over 28 weeks. This financing arrangement has an effective interest rate to 51%.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, in the first quarter of 2024 and beyond, the Company intends to continue to the due diligence toward acquisition toward strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through March 31, 2024, and the related transaction price.

Name	Closing Date	Transaction Value[1]
Kauai Veterinary Clinic[3]	January 2021	$1,505,000
Chiefland Animal Hospital[2]	August 2021	$564,500
Pets & Friends Animal Hospital[2]	October 2021	$630,000
Advanced Veterinary Care of Pasco[3]	January 2022	$1,014,000
Lytle Veterinary Clinic[2]	March 2022	$1,442,469
Southern Kern Veterinary Clinic[2]	March 2022	$2,000,000
Bartow Animal Clinic[3,4]	May 2022	$1,405,000
Dietz Family Pet Hospital[2]	June 2022	$500,000
Aberdeen Veterinary Clinic[3]	July 2022	$574,683
All Breed Pet Care Veterinary Clinic[2]	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc.[2]	October 2022	$3,108,652
Williamsburg Animal Clinic[3]	December 2022	$850,000
The Old 41 Animal Hospital[2]	December 2022	$1,465,000
Valley Veterinary Services3.5	November 2023	$1,790,000

1.	The transaction value is the amount of cash consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.
2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.
3.	Acquisition was for the veterinary practice and related assets only.
4.	Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.
5.	The transaction value excludes $200,000 for the Holdback Agreement associated with the acquisition.

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

Comparability of Our Results of Operations

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Summary of Results of Operations

	Three Months Ended March 31,
	2024	2023
Service revenue	$3,545,599	$3,072,885
Product revenue	1,285,968	1,209,630
Total revenue	4,831,567	4,282,515

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,709,147	2,307,903
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	1,016,107	879,400
General and administrative expenses	2,873,343	1,801,659
Debt extinguishment loss	728,278	-
Depreciation and amortization	367,197	298,492
Total operating expenses	7,694,072	5,287,454

Loss from operations	(2,862,505)	(1,004,939)

Other income (expense):
Interest income	2	1
Interest expense	(559,289)	(545,435)
Other income	-	11,424
Total other expense	(559,287)	(534,010)

Loss before income taxes	(3,421,792)	(1,538,949)

Benefit for income taxes	-	-

Net loss	(3,421,792)	(1,538,949)
Dividend on convertible series A preferred stock	(214,520)	-
Net loss attributable to class A and B common stockholders	$(3,636,312)	(1,538,949)

Net loss per Class A and B common shares:
Basic and diluted	$(8.97)	(29.20)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	405,484	52,705

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Months Ended		March 31, 2024 vs. 2023
	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue:
Service Revenue	$3,545,599	$3,072,885	$472,714	15%
Percentage of revenue	73%	72%
Product Revenue	1,285,968	1,209,630	76,338	6%
Percentage of revenue	27%	28%
Total	$4,831,567	$4,282,515	$549,052	13%

	Average daily service revenue for the three months ended		March 31, 2024 vs. 2023
Animal Hospital & Clinics	March 31, 2024	March 31, 2023	$ Change	% Change
Kauai Veterinary Clinic	$4,320	$4,673	$(354)	-8%
Chiefland Animal Hospital	1,807	1,874	(67)	-4%
Pets & Friends Animal Hospital	4,108	2,537	1,570	62%
Advanced Veterinary Care of Pasco	2,257	2,594	(337)	-13%
Lytle Veterinary Clinic	2,088	2,130	(42)	-2%
Southern Kern Veterinary Clinic	4,204	2,610	1,594	61%
Bartow Animal Clinic	2,304	2,892	(588)	-20%
Dietz Family Pet Hospital	1,521	2,196	(675)	-31%
Aberdeen Veterinary Clinic	1,648	1,696	(143)	-8%
All Breed Pet Care Veterinary Clinic	2,916	2,660	256	10%
Pony Express Veterinary Hospital	4,079	3,625	454	13%
Williamsburg Animal Clinic	2,629	2,350	278	12%
Old 41 Animal Hospital	1,956	2,594	(638)	-25%
Valley Veterinary Services Animal Hospital	3,127	-	3,127	100%
Total Daily Service Revenue	$38,963	$34,527	$4,436

	Average daily product revenue for the three months ended		March 31, 2024 vs. 2023
Animal Hospital & Clinics	March 31, 2024	March 31, 2023	$ Change	% Change
Kauai Veterinary Clinic	$1,614	$1,833	$(219)	-12%
Chiefland Animal Hospital	1,127	1,234	(107)	-9%
Pets & Friends Animal Hospital	1,137	785	352	45%
Advanced Veterinary Care of Pasco	652	843	(191)	-23%
Lytle Veterinary Clinic	1,086	1,017	69	7%
Southern Kern Veterinary Clinic	767	634	133	21%
Bartow Animal Clinic	1,164	1,235	(71)	-6%
Dietz Family Pet Hospital	739	820	(81)	-10%
Aberdeen Veterinary Clinic	628	547	81	15%
All Breed Pet Care Veterinary Clinic	820	1,580	(760)	-48%
Pony Express Veterinary Hospital	1,290	1,665	(375)	-23%
Williamsburg Animal Clinic	718	685	34	5%
Old 41 Animal Hospital	606	714	(108)	-15%
Valley Veterinary Services Animal Hospital	1,783	-	1,783	100%
Total Daily Product Revenue	$14,132	$13,591	$540

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $472,714 or 15%, to $3,545,599 for the three months ended March 31, 2024 as compared to $3,072,885 for the three months ended March 31, 2023. The increase was driven by an increase in revenue for six animal hospitals and clinics of $405,902 and one new animal hospital acquired in Q4 2023 resulting in $284,555 increase offset by the decrease of $217,743 by the seven animal hospitals and clinics already in operations.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue increased $76,338, or 6%, to $1,285,968 for the three months ended March 31, 2024 as compared to $1,209,630 for the three months ended March 31, 2023. The increase in product revenue was driven primarily by the acquisition of an animal hospital during Q4 2023. The acquisition provided an increase in revenue of $162,267 offset by the decrease of $85,929 in the remaining thirteen (13) animal hospitals and clinics in operations for the three months ended March 31, 2024.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $401,244, or 17%, to $2,709,147 for the three months ended March 31, 2024, as compared to $2,307,903 for the three months ended March 31, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisition of Valley Veterinary animal hospital and increase to payroll costs.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $136,707, or 16%, to $1,016,107 for the three months ended March 31, 2024 as compared to $879,400 for the three months ended March 31, 2023. The increase in was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $1,071,684, or 59% to $2,873,343 for the three months ended March 31, 2024 compared to $1,801,659 for the three months ended March 31, 2023. The increase was primarily due to the expenses generated by the Company’s animal hospitals and clinics acquired and the IR agency contracts and consulting contracts the Company entered into during the first quarter of 2024.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $68,705, or 23%, to $367,197 for the three months ended March 31, 2024 as compared to $298,492 for the three months ended March 31, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.

Other Expense: Other expense are composed primarily of interest expenses and small denomination bank fee charges. Other expense increased $25,277, or 5%, to $559,289 for the three months ended March 31, 2024 as compared to $545,435 for the three months ended March 31, 2023. The increase was the result of the Company incurring interest due to bank loans and other indebtedness to finance the acquisition of animal hospitals and clinics.

Net Loss: Net Loss increased $1,882,843, or 122%, to $3,421,792 for the three months ended March 31, 2024 as compared to $1,538,949 for the three months ended March 31, 2023. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the cost associated with the public raise during the quarter, the IR Agency Consulting Agreement and other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $24,972,894 as of March 31, 2024. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the three months ended March 31, 2024 the Company’s cash used in operations was $3,169,029.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2024, had an accumulated deficit of $24,849,319. For the three, the Company sustained a net loss of $3,421,792. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of March 31, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	March 31, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$235,150	$237,272	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	226,582	231,987	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	214,812	216,750	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	311,323	318,750	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	804,374	817,135	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	478,098	478,098	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	663,000	663,000	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	425,000	425,000	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,275,000	1,275,000	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	246,500	246,500	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	722,500	722,500	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	382,500	382,500	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	445,981	445,981	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	1,020,000	1,020,000	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	519,527	519,527	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	225,923	225,923	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	637,500	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$9,141,096	$9,309,286	$84,424

The Company amortized $1,543 and $2,082 of issuance cost in the aggregate during the three months ending March 31, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

On January 11, 2021, the Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the Kauai Veterinary Clinic, LLC acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 15, 2024. The commercial loan was modified in January 2021 to extend the maturity date to February 25, 2041. The fixed rate loan has monthly payments of $6,903 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $13,264 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $165 and $163 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of September 1, 2024. The commercial loan was modified in January 2021 to extend the maturity date to January 25, 2031. The fixed rate loan has monthly payments of $13,157 and the interest rate remained at 4.35%. The commercial loan had issuance costs of $10,085 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $253 and $251 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and the interest rate remained at 5.05%. The commercial loan had issuance costs of $753 for the year ended December 31, 2021 that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $0 and $58 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

On October 31, 2022 the company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB that was entered into on October 31, 2022, was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $2,123 and $2,100 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second loan with FSB that was entered into on October 31, 2022, was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $41 and $40 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of April 1, 2023. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772, except for a final payment of 593,039. The loan had issuance costs of $4,531 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $376 and $372 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The second loan with FSB that was entered into December 16, 2022, was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan. The Company amortized $422 and $417 of issuance cost during the three months ended March 31, 2024 and 2023, respectively.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of March 31, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	March 31, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	2/25/41	4.35%	$987,082	$997,010	$13,264
1,278,400	KVC	1/25/21	1/25/31	4.35%	931,696	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,861,227	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	384,624	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	508,385	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	619,660	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	375,000	375,000	6,877
$7,623,235					$5,667,674	$5,767,302	$69,439

Notes payable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
FNBD Notes Payable	$9,141,096	$9,309,286
FSNB Notes Payable	5,667,674	5,767,302
Total notes payable	14,808,770	15,076,588
Unamortized debt issuance costs	(116,540)	(124,170)
Notes payable, net of issuance cost	14,692,230	14,952,418
Less current portion	(1,203,402)	(1,469,043)
Long-term portion	$13,488,828	$13,483,375

Notes payable repayment requirements as of March 31, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$1,203,402
2025	3,776,189
2026	1,008,110
2027	1,052,832
2028	1,098,387
Thereafter	$6,669,850

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

On August 10, 2023, the Company amended the financing arrangement to borrow an additional $507,460 resulting in the weekly repayments increasing to $76,071 to be paid over 28 weeks. This amendment decreased the effective interest rate to 41%. The refinancing resulted in a loss on debt modification of $441,618

On November 28, 2023, the Company amended the financing arrangement to borrow an additional $531,071 resulting in the weekly payments to decrease to $56,800 to be paid over 40 weeks. This amendment increased the effective rate to 49%. The refinancing resulted in a loss on debt modification of $485,436.

On January 18, 2024, the Company amended the financing arrangement to borrow an additional $549,185 resulting in the weekly payments to increase to $86,214 to be paid over 43 weeks. This amendment increased the effective interest rate to 52%. The refinancing resulted in a loss on debt modification of $728,278.

During the three months ended March 31, 2024, the Company amortized $379,313 of OID and issuance cost included in interest expense on the statement of operations. During the three months ended March 31, 2024, the Company made $1,032,540 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2023, is $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

Convertible Note Payable

On March 26, Inspire Veterinary entered into a securities purchase agreement (the “Purchase Agreement”) with certain investor. Pursuant to the Purchase Agreement, Inspire Veterinary issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $250,000. The Convertible Note Payable has a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

The Convertible Note Payable contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Note Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Note Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Note Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Note Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire Veterinary. All of the funds raised must be used to repay the Convertible Note Payable until the Convertible Note Payable are repaid in full

The Convertible Note Payable are convertible into shares of common stock of Inspire Veterinary, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Convertible Note Payable is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Convertible Note Payable) of the Convertible Note Payable will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Convertible Note Payable will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

Cash Flows for The Three Months Ended March 31, 2024 and 2023

The following table provides detailed information about our net cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,169,029)	$(309,455)
Net cash used in investing activities	(156,945)	(14,002)
Net cash provided by financing activities	3,216,090	473,069
Net increase (decrease) in cash and cash equivalents	$(109,884)	$149,612

Operating Activities

For the three months ended March 31, 2024, operating activities used $3,169,029 of cash compared to $309,455 net cash provided for the three months ended March 31, 2023. The cash used was primarily due to the Company’s net loss of $3,421,792 offset by non-cash expense of $2,431,325, which consisted of $347,382 of depreciation and amortization, $15,825 of amortization of issuance costs, $379,313 of amortization of debt discount, $53,831 of amortization of operating rights of use assets, $286,696 for issuance of class A common stock for services, $728,278 for loss on debt modification, $20,000 for issuance of class A common stock for general release agreement, $600,000 for issuance of Class A common stock and pre-funded warrants in connection with commitment shares and positive working capital of $1,965,647, including increase in accounts receivables of $312,915, $48,874 increase in refundable income tax, $12,220 increase in other assets, $403,107 increase in accrued expenses, $92,322 increase in cumulative series A preferred stock dividends payable, $1,642,552 increase in prepaid expenses and other current assets, and $40,108 increase in operating lease liabilities. These increases were offset by decreases of $32,519 due from former owners, $25,852 decrease in inventory, and $315,165 decrease in accounts payable.

For the three months ended March 31, 2023, the cash used was primarily due to the Company’s net loss of $1,538,949 offset by non-cash expense of $673,072, which consisted of $298,492 of depreciation and amortization, $70,212 of amortization of issuance costs, $ 242,631 of amortization of debt discount, $ 59,036 of amortization of operating rights of use assets, $2,701 for issuance of warrants to the CEO, and negative working capital of $556,422, including decrease of $37,425 in due from former owners, $60,414 decrease in prepaid expenses and other current assets, $550,043 decrease in accounts payable, and $118,450 decrease in accrued expenses, offset by an increase of $70,553 increase in accounts receivable, $18,459 increase in inventory, $70,431 increase in other assets, and $50,467 increase in operating lease liabilities.

Investing Activities

For the three months ended March 31, 2024, and 2023, the cash used was attributable to the purchase of property and equipment of $156,945 and $14,002, respectively.

Financing Activities

For the three months ended March 31, 2024, the cash provided was due to the $3,375,458 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $549,185 net proceeds from loan payable, $200,000 proceeds for issuance of convertible series A preferred stock, $500,000 proceeds from convertible note payable offset by $1,032,540 payments on loan payable, $276,013 repayment on note payable and $100,000 repayment on convertible debentures.

For the three months ended March 31, 2023, the cash provided was due to the $650,000 of proceeds from issuance of convertible debentures offset by $176,931 repayment of note payable.

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is included in Note 2 of our audited consolidated annual financial statements included in Form 10-K filed with the SEC on April 8, 2024. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of March 31, 2024, our intangible assets and goodwill balances were as follows:

March 31,
2024
Client List	$2,071,000
Noncompete Agreement	398,300
Trademark	1,117,200
Other Intangible Assets	45,836
Goodwill	8,147,590
$11,779,926

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuation would result in an increase of approximately $1.2 million to the client list and a decrease of approximately $1.2 million to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 2 years of revenue producing activities through December 31, 2022. No acquisitions occurred during the three months ended March 31, 2024. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $14,692,230 as of March 31, 2024. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: May 15, 2024	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)