Form 10-Q
period 2024-06-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2024-08-14
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 3,583,995 shares of Class A common stock issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,658	$178,961
Accounts receivable, net	39,720	28,573
Due from former owners	-	32,519
Inventory	574,593	571,512
Refundable income tax	-	151,796
Prepaid expenses and other current assets	1,580,239	388,759
Total current assets	2,202,210	1,352,120

Restricted cash - non-current	200,000	200,000
Property and equipment, net	7,849,271	7,949,144
Right-of-use assets	1,349,394	1,616,198
Other intangibles, net	2,105,229	2,513,028
Goodwill	8,147,590	8,147,590
Other assets	73,989	12,895
Total assets	$21,927,683	$21,790,975

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$3,717,966	$3,206,594
Accrued expenses	941,076	858,334
Cumulative Series A preferred stock dividends payable	-	92,322
Operating lease liabilities	124,580	141,691
Loans payable, net of discount	3,313,925	1,713,831
Convertible notes payable	1,000,000	-
Convertible debentures, net of issuance costs	-	100,000
Notes payable, net of discount	3,316,147	1,469,043
Total current liabilities	12,413,694	7,581,815

Operating lease liabilities, non-current	1,450,332	1,514,044
Convertible debentures, net of issuance costs	-	-
Notes payable – noncurrent	11,177,975	13,483,375
Total liabilities	25,042,001	22,579,234

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 1,044,055 and 70,421 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	104	7
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	389	389
Convertible series A preferred stock, $0.0001 par value, 1 million shares authorized, 27,229 and 403,640 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	3	40
Additional paid in capital	25,129,506	20,426,562
Accumulated deficit	(28,244,320)	(21,215,257)
Total stockholder’s equity (deficit)	(3,114,318)	(788,259)
Total liabilities and stockholder’s equity (deficit)	$21,927,683	$21,790,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$3,220,238	$3,200,694	$6,765,837	$6,273,579
Product revenue	1,170,143	1,288,732	2,456,111	2,498,362
Total revenue	4,390,381	4,489,426	9,221,948	8,771,941

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,428,740	2,333,844	5,137,887	4,641,747
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	935,997	898,730	1,952,104	1,778,130
General and administrative expenses	2,218,734	1,885,801	5,092,077	3,687,460
Debt extinguishment loss	859,584	-	1,587,862	-
Depreciation and amortization	340,926	304,016	708,123	602,508
Total operating expenses	6,783,981	5,422,391	14,478,053	10,709,845

Loss from operations	(2,393,600)	(932,965)	(5,256,105)	(1,937,904)

Other income (expenses):
Interest income	-	5	2	6
Interest expense	(988,053)	(285,376)	(1,547,342)	(830,811)
Other expenses	(4,768)	(9,458)	(4,768)	1,966
Total other expenses	(992,821)	(294,829)	(1,552,108)	(828,839)

Loss before income taxes	(3,386,421)	(1,227,794)	(6,808,213)	(2,766,743)

Benefit for income taxes	-	-	-	-

Net loss	(3,386,821)	(1,227,794)	(6,808,213)	(2,766,743)
Dividend on convertible series A preferred stock	(6,330)	-	(220,850)	-
Net loss attributable to class A and B common stockholders	(3,392,751)	(1,227,794)	$(7,029,063)	$(2,766,743)

Net loss per Class A and B common shares:
Basic and diluted	$(0.70)	$(0.28)	$(1.56)	$(0.64)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	4,821,424	4,309,705	4,508,452	4,309,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	Deficit (As Restated)
Balance as of December 31, 2022	-	$-	9,705	$1	4,300,000	$430	$1,107,536	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Net loss	-		-	-	-	-	-	(1,538,949)	(1,538,949)
Balance as of March 31, 2023	-	$-	9,705	$1	4,300,000	$430	$1,110,237	$(7,782,397)	$(6,671,729)
Issuance of convertible series A preferred stock in exchange for bridge note (contingent upon a qualified offering as of or before September 1, 2023 (See note 8))	442,458	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,227,794)	(1,227,794)
Balance as of June 30, 2023	442,458	-	9,705	1	4,300,000	430	1,110,237	(9,010,191)	(7,899,523)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	403,640	$40	70,421	$7	3,891,500	$389	$20,426,562	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	28,599	3	-	-	3,375,455	-	3,375,458
Exercise of pre-funded warrants	-	-	441,989	44	-	-	(44)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	12,143	1	-	-	599,999	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	39,051	4	-	-	286,692	-	286,696
Issuance of class A common stock in connection with gernal release agreement	-	-	2,460	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	147,900	15	-	-	21	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	8	742,563	$74	3,891,500	$389	$25,118,701	$(24,849,319)	$269,853
Exercise of pre-funded warrants	-	-	102,500	10	-	-	(10)	-	-
Conversion of convertible series A preferred stock into class A common stock	(54,771)	(5)	198,992	20	-	-	(15)	-	-
Convertible series A preferred stock dividend	858	-	-	-	-	-	10,830	(8,580)	2,250
Net loss	-	-	-	-	-	-	-	(3,386,421)	(3,386,421)
Balance as of June 30, 2024	27,229	3	1,044,055	104	3,891,500	389	25,129,506	(28,244,320)	(3,114,318)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,808,213)	$(2,766,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688,308	602,508
Amortization of debt issuance costs	15,825	85,347
Amortization of debt discount	984,924	488,896
Amortization of operating right of use assets	266,804	87,911
Issuance of warrants to CEO	-	2,701
Issuance of class A common stock for services	286,696	-
Loss on debt modification	1,587,862	-
Issuance of class A common stock in connection with general release agreement	20,000	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	600,000	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,147)	(99,217)
Due from former owners	32,519	210,804
Inventory	(3,081)	(119,856)
Refundable income tax	151,796	-
Prepaid expenses and other current assets	(1,191,480)	117,872
Other assets	(61,094)	(94,224)
Accounts payable	511,372	1,078,457
Accrued expenses	82,742	(27,291)
Cumulative Series A preferred stock dividends payable	(92,322)	-
Operating lease liabilities	(80,823)	(74,125)
Net cash used in operating activities	(3,019,312)	(506,960)

Cash flows from investing activities:
Purchase of property and equipment	(180,636)	(119,532)
Purchase of intangible assets	-	(4,016)
Net cash used in investing activities	(180,636)	(123,548)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	3,375,458	-
Net proceeds from loans payable	1,467,935	1,000,000
Payments on loans payable	(2,440,627)	(229,384)
Proceeds from issuance of convertible series A preferred stock	200,000	-
Proceeds from convertible note payable	1,000,000	-
Repayment of note payable	(474,121)	(371,183)
Proceeds from issuance of convertible debentures	-	650,000
Repayment of convertible debentures	(100,000)	-
Net cash provided by financing activities	3,028,645	1,049,433

Net increase (decrease) in Cash, cash equivalents and restricted cash	(171,303)	418,925
Cash, cash equivalents and restricted cash, beginning of period	378,961	444,253
Cash, cash equivalents and restricted cash, end of period	$207,658	$863,178

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,552,313	$188,952
Income tax refund	$151,796	$-

Noncash investing and financing activity
Series A Preferred Stock Dividend	$220,850	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

1.	Description of Business

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2024, had an accumulated deficit of $28,244,320. For the three and six months ending June 30, 2024, the Company sustained a net loss of $3,386,421 and $6,808,213, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $200,247 and $123,513 as of June 30, 2024 and December 31, 2023.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Warrants	28,540	8,916
Convertible Series A Preferred Shares	172,335	-
Total	200,875	8,916

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

4.	Property and equipment

As of June 30, 2024, and December 31, 2023, property and equipment, net, consisted of the following:

	June 30,	December 31,
	2024	2023
Land	$1,983,810	$1,983,810
Buildings	4,607,874	4,607,874
Computers and equipment	1,449,465	1,425,774
Furniture and fixtures	143,874	143,874
Automobile	101,269	101,269
Leasehold improvements	656,255	499,310
Total PP&E	8,942,547	8,761,911
Less - accumulated depreciation	(1,093,276)	(812,767)
Property and Equipment, net	$7,849,271	$7,949,144

Depreciation expense for three months ended June 30, 2024 and 2023 were $141,141 and $121,330, respectively. Depreciation expense for six months ended June 30, 2024 and 2023 were $280,509 and $240,726, respectively.

5.	Goodwill and Intangible Assets

The following summarizes the Company’s intangibles assets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Client List	$2,071,000	$2,071,000
Noncompete Agreement	398,300	398,300
Trademark	1,117,200	1,117,200
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,527,107)	(1,119,308)
	$2,105,229	$2,513,028

Amortization expense was $199,785 and $183,211 for the three months ended June 30, 2024 and 2023, respectively, and $407,799 and $363,812 for the six months ended June 30, 2024 and 2023, respectively.

Expected future amortization expense of intangible assets as of June 30, 2024, is as follows:

Remainder of 2024	$378,977
2025	664,166
2026	600,139
2027	379,382
2028	82,565
$2,105,229

6.	Business acquisitions

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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Valley Vet Practice included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2023, as if the acquisitions were made on January 1, 2023. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $4,954 and $9,908 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the three and six months ended June 30, 2023.

The unaudited pro forma consolidated results of operations, assuming the acquisitions had occurred on January 1, 2023, are as follows:

	For the Three months ended	For the Six months ended
	June 30, 2023	June 30, 2023
Revenue	$4,390,219	$9,653,527
Net income (loss)	(1,176,956)	(2,665,068)

7.	Debt

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

Notes payable to FNBD as of June 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	June 30, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$224,425	$228,785	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	198,925	210,161	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	205,014	208,997	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	273,324	288,761	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	707,294	746,733	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	421,668	444,593	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	633,329	645,392	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	405,980	413,713	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,124,511	1,185,648	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	236,974	241,429	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	648,851	683,262	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	346,552	364,708	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	407,649	428,747	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	989,792	1,008,039	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	478,978	503,471	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	209,262	219,347	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	609,544	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$8,972,072	$9,309,286	$84,424

The Company amortized $1,543 and $2,069 of issuance cost in the aggregate during the three months ending June 30, 2024 and 2023, respectively. The Company amortized $3,086 and $4,151 of issuance cost in the aggregate during the six months ending June 30, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

The Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum.

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that was capitalized and is being amortized straight line over the life of the loan.

On October 31, 2022 the Company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB that was entered into on October 31, 2022, was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 that was capitalized and is being amortized straight line over the life of the loan.

The second loan with FSB that was entered into on October 31, 2022, was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 that was capitalized and is being amortized straight line over the life of the loan.

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of April 1, 2023. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the Company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.

The second loan with FSB that was entered into December 16, 2022, was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 that was capitalized and is being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of June 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	June 30, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	8/31/24	4.35%	$993,791	$997,010	$13,264
1,278,400	KVC	1/25/21	8/31/24	4.35%	951,242	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,819,385	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	381,774	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	495,871	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	615,390	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	375,000	375,000	6,877
$7,623,235					$5,632,774	$5,767,302	$69,439

The Company amortized $5,090 and $3,380 of issuance cost in the aggregate during the three months ending June 30, 2024 and 2023, respectively. The Company amortized $10,180 and $6,781 of issuance cost in the aggregate during the six months ending June 30, 2024 and 2023, respectively, for the FSB notes payable.

Notes payable as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
FNBD Notes Payable	$8,972,072	$9,309,286
FSB Notes Payable	5,632,453	5,767,302
Total notes payable	14,604,525	15,076,588
Unamortized debt issuance costs	(110,403)	(124,170)
Notes payable, net of issuance cost	14,494,122	14,952,418
Less current portion	(3,316,147)	(1,469,043)
Long-term portion	$11,177,975	$13,483,375

Notes payable repayment requirements as of June 30, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$2,796,379
2025	3,610,465
2026	835,031
2027	872,072
2028	909,759
Thereafter	$5,580,819
Total	$14,604,525

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate amount of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note is convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note has a face value of $2,500,000 with an original issue discount (“OID”) of 12% and has a maturity date of January 24, 2023. The OID of $300,000 is being amortized over the life of the loan. If the Company has not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The bridge loans had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $62,758 of issuance cost during the three months ended June 30, 2024 and 2023, respectively. The Company amortized $0 and $62,758 of issuance cost during the six months ended June 30, 2024 and 2023.

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

A roll forward of the bridge note for the six months ended June 30, 2023 is below:

Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	4,204,545
Extinguishment of bridge notes in exchange for Series A Preferred Stock	(4,204,545)
Bridge notes, June 30, 2023	-

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

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $1,993 and $1,993 of issuance cost during the three months ended June 30, 2024 and 2023, respectively. The Company amortized $3,987 and $3,965 for the six months ending June 30, 2024 and 2023, respectively.

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

Loans Payable

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

On May 7, 2024, the Company amended the financing arrangement to borrow an additional $518,750 resulting in the weekly payments to increase to $90,229 to be paid over 48 weeks. This amendment decreased the effective interest rate to 49%. The refinancing resulted in a loss on debt modification of $859,584.

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $21,600 each week for 28 weeks with the first payment being due April 8, 2024. The financing arrangement has an effective interest rate of 51%. The financing arrangement includes an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance cost associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and is amortized using the effective interest method.

During the three and six months ended June 30, 2024, the Company amortized $605,611 and $984,924 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and six months ended June 30, 2024, the Company made $1,148,887 and $2,181,427 in payments on the loan payable. The outstanding balance of the loan payable as of June 30, 2024 and December 31, 2023, were $3,313,925 and $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement (the “Purchase Agreement”) with a certain investor. Pursuant to the Purchase Agreement, Inspire issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $500,000. The Convertible Note Payable has a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

On June 11, 2024, Inspire entered into a securities purchase agreement (the “Purchase Agreement”) with two investors. Pursuant to the Purchase Agreement, Inspire issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $250,000 each. The Convertible Note Payable has a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise (the “Maturity Date”).

The Convertible Notes Payable contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Notes Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Notes Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Notes Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Notes Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised must be used to repay the Convertible Notes Payable until the Convertible Notes Payable are repaid in full

The Convertible Notes Payable are convertible into shares of common stock of Inspire, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Convertible Notes Payable is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Convertible Notes Payable) of the Convertible Notes Payable will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Convertible Notes Payable will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

8.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. During the fourth quarter of 2023 management terminated the service agreement with Blue Heron, however, still uses Blue Heron on an ad-hoc basis for services and has incurred $15,141 and $312,533 in expenses for the three months ended June 30, 2024 and 2023, respectively. The Company has incurred $83,168 and $542,147 in expenses for the six months ended June 30, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022 to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman, Chief Executive Officer and President, Peter Lau, Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. During the fourth quarter of 2023, management terminated service agreements with Star Circle Advisory and has incurred $0 and $99,000 in expenses for the three months ended June 30, 2024 and 2023, respectively. The Company has incurred $0 and $198,000 in expenses for the six months ended June 30, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

CEO Warrant

On January 1, 2023, the board of directors issued 500 shares of Class A common stock issuable upon cashless exercise of a warrant granted to Kimball Carr, Chief Executive Officer (“CEO”) and Chairman of the board of directors, in consideration for his personal guaranty of the Company loans. The warrant expires on January 1, 2028. The Warrant is fully paid and nonassessable shares of Class A common stock at a purchase price per share equal to the price per share of the common stock sold through an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission on a national securities exchange. The warrants were measured at fair value using the Black Scholes Method to determine the fair value of warrants issued to the CEO. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $1.73, volatility rate of 27.13% and risk-free rate of 3.94% with a 5-year term. The warrants were valued at $2,701 at the time of issuance and the entire amount was recorded as an expense in General and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023.

9.	Stockholders’ Equity

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

On November 15, 2022, the companies amended the consulting agreement with Alchemy Advisory, LLC until June 30, 2023. The contract amendment stipulates an additional fee of $40,000 as well as 833 restricted shares of the Company’s Class A common stock. The Company recorded the $144,168 fair value of the common stock with $36,042 and $72,084 expensed during the three and six months ended June 30, 2023, respectively. The Company will amortize the cost of the common stock issued over the life of the agreement.

On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC until June 30, 2023. The contract stipulates the Company will issue 417 restricted shares of the Company’s Class A common stock for services rendered. The Company recorded the $72,084 fair value of the common stock with $18,021 and $36,042 expensed during the six months ended June 30, 2024 and 2023, respectively. The Company will amortize the cost of the common stock issued over the life of the agreement.

Convertible Series A Preferred Stock

On June 30, 2023, the Company amended its articles of incorporation by the filing of a certificate of designation for the Series A Preferred Stock. One million shares of the Series A Preferred Stock are authorized under the Series A Certificate of Designation, with each having a stated value of $10.00 per share, with a par value of $0.0001. The Series A Preferred Stock earns a dividend rate equal to 12% of the stated rate per annum, which such dividend may be payable either in cash or in-kind at the sole option of the Company.

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

On June 30, 2023, the Company issued 442 shares of Series A Preferred Stock to the holders of the Bridge Notes in exchange for the Bridge Notes (the “Exchange”).

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

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed $41,389 and $4,785 during the three months ending June 30, 2024 and 2023, respectively. The Company contributed and expensed $81,653 and $9,780 during the six months ending June 30, 2024 and 2023, respectively.

11.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of June 30, 2024 and December 31, 2023, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

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

The components of lease expense included on the Company’s unaudited condensed statements of operations were as follows:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Expense Classification	2024	2023	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$49,715	$28,875	$103,547	$57,750
Accretion of Operating lease liability	General and administrative	14,452	7,385	24,993	13,829
Total operating lease expense		$64,167	$36,260	$128,540	$71,579

Other lease expense	General and administrative	5,082	15,331	2,234	21,331
Total		$69,249	$51,591	$130,774	$92,910

Other information related to leases is as follows:

	As of June 30,	As of December 31,
	2024	2023
Remaining lease term:
Operating leases (in years)	8.92	9.29
Discount rate:
Operating leases	6.92%	7.03%

Amounts relating to leases were presented on the unaudited condensed Balance Sheets as of June 30, 2024 and December 31, 2023 in the following line items:

		As of June 30,	As of December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets	$1,349,394	$1,616,198

Liabilities:
Operating lease liabilities	Operating lease liabilities	124,580	141,691
Operating lease liabilities	Operating lease liabilities, non-current	1,450,332	1,514,044
Total lease liabilities		$1,574,912	$1,655,735

The future minimum lease payments required under leases as of June 30, 2024, were as follows:

Fiscal Year	Operating Leases
Remainder of 2024	$113,814
2025	230,198
2026	231,959
2027	233,619
2028	238,078
Thereafter	1,100,287
Undiscounted cash flows	2,147,955
Less: imputed interest	(573,043)
Lease liability	$1,574,912

13.	Commitments and Contingencies

As of June 30, 2024, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

The amendment further provided that, if the issuance of the total number of commitment shares of Class A common stock and Warrant Shares by the Company to the Investor would cause the beneficial ownership of the Investor and its affiliates to exceed 19.99% of the outstanding shares of Class A common stock of the Company.

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

July 2024 Offering of Class A Common Stock

On July 12, 2024, the Company closed a public offering for the sale by the Company of an aggregate of 6,000,000 units (the “Units”), at an offering price of $1.00 per Unit. Each unit consists of either one share of the Company’s Class A common stock, $0.001 par value per share, or one pre-funded warrant to purchase one share of the Company’s Class A common stock (“Pre-Funded Warrant”) and one warrant to purchase one share of the Company’s Class A common stock (“Warrant”).

The Units have no stand-alone rights and will not be certificated or issued as stand-alone securities and the components of the Units will be immediately separable and will be issued separately in the offering.

The Warrants have an exercise price of $1.00 and are exercisable for a period of six months commencing upon issuance. The Pre-Funded Warrants are issuable to purchasers in lieu of shares of Class A common stock that would otherwise result in such purchaser’s beneficial ownership exceeding 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Class A common stock, if any such purchaser so chooses. Each Pre-Funded Warrant is exercisable at any time to purchase one share of Class A common stock at an exercise price of $0.0001 per share.

The shares of Class A common stock, Warrants and Pre-Funded Warrants under the offering were sold pursuant to a securities purchase agreement with certain investors. Spartan Capital Securities, LLC,(“Spartan”) acted as the sole placement agent for the offering and received a fee of 8% of the gross proceeds and reimbursement of $60,000 in non-accountable expenses and $125,000 of legal fees and out-of-pocket expenses, pursuant to a letter of engagement between the Company and Spartan.

Gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $6.0 million.

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

Overview

Inspire Veterinary Partners, Inc. is a corporation incorporated in the state of Delaware in 2020. On June 29, 2022, the Company converted into a Nevada corporation. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds. As the Company expands, additional modalities are expected to become a part of the offerings at its hospitals. With the acquisition of The Pony Express Veterinary Hospital, Inc. including equine care and emergency and specialty services and intends to continue to expand such services.

With fourteen clinics located in ten states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates it business as one operating and one reportable segment.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, in the second quarter of 2024 and beyond, the Company intends to continue to the due diligence toward acquisition toward strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through June 30, 2024, and the related transaction price.

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

Comparability of Our Results of Operations

Results of Operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

Summary of Results of Operations

	For the Six Months Ended June 30,
	2024	2023
Service revenue	$6,765,837	$6,273,579
Product revenue	2,456,111	2,498,362
Total revenue	9,221,948	8,771,941

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	5,137,887	4,641,747
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	1,952,104	1,778,130
General and administrative expenses	5,092,077	3,687,460
Debt extinguishment loss	1,587,862	-
Depreciation and amortization	708,123	602,508
Total operating expenses	14,478,053	10,709,845

Loss from operations	(5,256,105)	(1,937,904)

Other income (expenses):
Interest income	2	6
Interest expense	(1,547,342)	(830,811)
Other expenses	(4,768)	1,966
Total other expenses	(1,552,108)	(828,839)

Loss before income taxes	(6,808,213)	(2,766,743)

Benefit for income taxes	-	-

Net loss	(6,808,213)	(2,766,743)
Dividend on convertible series A preferred stock	(220,850)	-
Net loss attributable to class A and B common stockholders	$(7,029,063)	$(2,766,743)

Net loss per Class A and B common shares:
Basic and diluted	$(1.56)	$(0.64)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	4,508,452	4,309,705

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Six Month Ended		June 30, 2024 vs. June 30, 2023
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Service Revenue	$6,765,837	$6,273,579	$492,258	8%
Percentage of revenue	73%	72%
Product Revenue	2,456,111	2,498,362	(42,251)	-2%
Percentage of revenue	27%	28%
Total	$9,221,948	$8,771,941	$450,007	5%

	Average Daily Service Revenue for the Year Ended		June 30, 2024 vs. June 30, 2023
Animal Hospital & Clinics	June 30, 2024	June 30, 2023	$ Change	% Change
Kauai Veterinary Clinic	$3,952	$4,673	$(721)	-15%
Chiefland Animal Hospital	1,748	1,874	(126)	-7%
Pets & Friends Animal Hospital	4,168	2,537	1,631	64%
Advanced Veterinary Care of Pasco	2,091	2,594	(503)	-19%
Lytle Veterinary Clinic	1,953	2,130	(177)	-8%
Southern Kern Veterinary Clinic	3,886	2,610	1,276	49%
Bartow Animal Clinic	2,028	2,892	(864)	-30%
Dietz Family Pet Hospital	1,551	2,196	(646)	-29%
Aberdeen Veterinary Clinic	1,398	1,791	(394)	-22%
All Breed Pet Care Veterinary Clinic	2,849	2,660	189	7%
Pony Express Veterinary Hospital	3,877	3,625	252	7%
Williamsburg Animal Clinic	2,424	2,350	74	3%
Old 41 Animal Hospital	1,701	2,594	(894)	-34%
Valley Veterinary Services Animal Hospital	3,550	-	3,550	100%
Total Daily Service Revenue	$37,175	$34,527	$2,648

	Average Daily Product Revenue for the Year Ended		June 30, 2024 vs. June 30, 2023
Animal Hospital & Clinics	June 30, 2024	June 30, 2023	$ Change	% Change
Kauai Veterinary Clinic	$1,437	$1,833	$(396)	-22%
Chiefland Animal Hospital	1,104	1,234	(130)	-11%
Pets & Friends Animal Hospital	1,209	785	425	54%
Advanced Veterinary Care of Pasco	563	843	(280)	-33%
Lytle Veterinary Clinic	1,007	1,017	(10)	-1%
Southern Kern Veterinary Clinic	767	634	133	21%
Bartow Animal Clinic	1,065	1,235	(170)	-14%
Dietz Family Pet Hospital	667	820	(153)	-19%
Aberdeen Veterinary Clinic	574	547	27	5%
All Breed Pet Care Veterinary Clinic	826	1,580	(754)	-48%
Pony Express Veterinary Hospital	1,438	1,665	(226)	-14%
Williamsburg Animal Clinic	743	685	58	8%
Old 41 Animal Hospital	560	714	(155)	-22%
Valley Veterinary Services Animal Hospital	1,533	-	1,533	100%
Total Daily Product Revenue	$13,495	$13,591	$(96)

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $492,258 or 8%, to $6,765,837 for the six months ended June 30, 2024 as compared to $6,273,579 for the six months ended June 30, 2023. The increase was driven by an increase in revenue for five animal hospitals and clinics of $531,207 and one new animal hospital acquired in Q4 2023 resulting in $646,078 increase offset by the decrease of $685,027 by the remaining thirteen (13) animal hospitals and clinics already in operations.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $42,251, or 2%, to $2,456,111 for the six months ended June 30, 2024 as compared to $2,498,362 for the six months ended June 30, 2023. The decrease was driven by a decrease in revenue for seven animal hospitals and clinics of $423,334 offset by one new animal hospital acquired in Q4 2023 resulting in $279,059 increase and the increase of $102,024 in the remaining thirteen (13) animal hospitals and clinics in operations. The overall decrease was a result of customers purchasing less products per visit.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $496,140, or 11%, to $5,137,887 for the six months ended June 30, 2024 as compared to $4,641,747 for the six months ended June 30, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisition of Valley Veterinary animal hospital and increase to payroll costs.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $173,974, or 10%, to $1,952,104 for the six months ended June 30, 2024 as compared to $1,778,130 for the six months ended June 30, 2023. The increase in was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $1,404,617, or 38% to $5,092,077 for the six months ended June 30, 2024 as compared to $3,687,460 for the six months ended June 30, 2023. The increase was primarily due to the expenses generated by the Company’s animal hospitals and clinics acquired, the IR agency contracts, marketing agreements and consulting contracts the Company entered into during the first quarter of 2024.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $105,615, or 18%, to $708,123 for the six months ended June 30, 2024 as compared to $602,508 for the six months ended June 30, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.

Other Expense: Other expense are composed primarily of interest expenses and small denomination bank fee charges. Other expense increased $723,269, or 87%, to $1,552,108 for the six months ended June 30, 2024 as compared to $828,839 for the six months ended June 30, 2023. The increase was primarily due to the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss increased $4,041,470, or 154%, to $6,808,213 for the six months ended June 30, 2024 as compared to $2,766,743 for the six months ended June 30, 2023. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the cost associated with the public raise during the quarter, the IR Agency Consulting Agreement and other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

Comparability of Our Results of Operations

Results of Operations for the three months ended June 30, 2024 compared to the six months ended June 30, 2023:

Summary of Results of Operations

	For the Three Months Ended June 30,
	2024	2023
Service revenue	$3,220,238	$3,200,694
Product revenue	1,170,143	1,288,732
Total revenue	4,390,381	4,489,426

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,428,740	2,333,844
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	935,997	898,730
General and administrative expenses	2,218,734	1,885,801
Debt extinguishment loss	859,584	-
Depreciation and amortization	340,926	304,016
Total operating expenses	6,783,981	5,422,391

Loss from operations	(2,393,600)	(932,965)

Other income (expenses):
Interest income	-	5
Interest expense	(988,053)	(285,376)
Other expenses	(4,768)	(9,458)
Total other expenses	(992,821)	(294,829)

Loss before income taxes	(3,386,421)	(1,227,794)

Benefit for income taxes	-	-

Net loss	(3,386,421)	(1,227,794)
Dividend on convertible series A preferred stock	(6,330)	-
Net loss attributable to class A and B common stockholders	(3,392,751)	(1,227,794)

Net loss per Class A and B common shares:
Basic and diluted	$(0.70)	$(0.28)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	4,821,424	4,309,705

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Month Ended		June 30, 2024 vs. June 30, 2023
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Service Revenue	3,220,238	3,200,694	19,544	1%
Percentage of revenue	73%	71%
Product Revenue	1,170,143	1,288,732	(118,589)	-9%
Percentage of revenue	27%	29%
Total	$4,390,381	$4,489,426	$(99,045)	-2%

	Average Daily Service Revenue for the Year Ended		June 30, 2024 vs. June 30, 2023
Animal Hospital & Clinics	June 30, 2024	June 30, 2023	$ Change	% Change
Kauai Veterinary Clinic	3,584	4,468	(884)	-20%
Chiefland Animal Hospital	1,689	2,001	(313)	-16%
Pets & Friends Animal Hospital	4,229	2,665	1,564	59%
Advanced Veterinary Care of Pasco	1,925	2,070	(145)	-7%
Lytle Veterinary Clinic	1,817	1,777	40	2%
Southern Kern Veterinary Clinic	3,568	3,063	505	16%
Bartow Animal Clinic	1,752	2,670	(918)	-34%
Dietz Family Pet Hospital	1,580	2,075	(495)	-24%
Aberdeen Veterinary Clinic	1,147	1,643	(495)	-30%
All Breed Pet Care Veterinary Clinic	2,783	3,338	(555)	-17%
Pony Express Veterinary Hospital	3,675	4,090	(415)	-10%
Williamsburg Animal Clinic	2,219	2,453	(233)	-10%
Old 41 Animal Hospital	1,445	2,859	(1,414)	-49%
Valley Veterinary Services Animal Hospital	3,973	-	3,973	100%
Total Daily Service Revenue	$35,387	$35,172	$215

	Average Daily Product Revenue for the Year Ended		June 30, 2024 vs. June 30, 2023
Animal Hospital & Clinics	June 30, 2024	June 30, 2023	$ Change	% Change
Kauai Veterinary Clinic	1,261	1,973	(712)	-36%
Chiefland Animal Hospital	1,082	946	136	14%
Pets & Friends Animal Hospital	1,282	1,131	151	13%
Advanced Veterinary Care of Pasco	473	1,143	(670)	-59%
Lytle Veterinary Clinic	928	1,012	(84)	-8%
Southern Kern Veterinary Clinic	767	468	299	64%
Bartow Animal Clinic	965	848	118	14%
Dietz Family Pet Hospital	595	878	(283)	-32%
Aberdeen Veterinary Clinic	521	597	(76)	-13%
All Breed Pet Care Veterinary Clinic	833	1,702	(870)	-51%
Pony Express Veterinary Hospital	1,587	1,844	(256)	-14%
Williamsburg Animal Clinic	767	901	(134)	-15%
Old 41 Animal Hospital	513	719	(206)	-29%
Valley Veterinary Services Animal Hospital	1,283	-	1,283	100%
Total Daily Product Revenue	$12,859	$14,162	$(1,303)

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $19,544 or 1%, to $3,220,238 for the three months ended June 30, 2024 as compared to $3,200,694 for the three months ended June 30, 2023. The increase was driven by an increase in revenue for three animal hospitals and clinics of $191,913 and one new animal hospital acquired in Q4 2023 resulting in $361,523 increase offset by the decrease of $533,892 by the seven animal hospitals and clinics already in operations.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $118,590, or 9%, to $1,170,143 for the three months ended June 30, 2024 as compared to $1,288,732 for the three months ended June 30, 2023. The decrease was driven by a decrease in revenue for nine animal hospitals and clinics of $299,492 offset by one new animal hospital acquired in Q4 2023 resulting in an increase of $116,792 and increase of $64,110 in the remaining four animal hospitals and clinics in operations for the three months ended June 30, 2024.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $94,896, or 4%, to $2,428,740 for the three months ended June 30, 2024 as compared to $2,333,844 for the three months ended June 30, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisition of Valley Veterinary animal hospital and increase to payroll costs.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $37,267, or 4%, to $935,997 for the three months ended June 30, 2024 as compared to $898,730 for the three months ended June 30, 2023. The increase in was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $332,933, or 18% to $2,218,734 for the three months ended June 30, 2024 as compared to $1,885,801 for the three months ended June 30, 2023. The increase was primarily due to the expenses generated by the Company’s animal hospitals and clinics acquired and the IR agency contracts and consulting contracts the Company entered into during the first quarter of 2024.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $36,910, or 12%, to $340,926 for the three months ended June 30, 2024 as compared to $304,016 for the three months ended June 30, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the acquisitions of animal hospitals and clinics.

Other Expense: Other expense are composed primarily of interest expenses and small denomination bank fee charges. Other expense increased $697,992, or 237%, to $922,821 for the three months ended June 30, 2024 as compared to $294,829 for the three months ended June 30, 2023. The increase was primarily due to the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss increased $2,158,627, or 176%, to $3,386,421 for the three months ended June 30, 2024 as compared to $1,227,794 for the three months ended June 30, 2023. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the cost associated with the public raise during the quarter, the IR Agency Consulting Agreement and other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $28,244,320 as of June 30, 2024. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the six months ended June 30, 2024 the Company’s cash used in operations was $3,019,312.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2024, had an accumulated deficit of $28,244,320. For the three and six months ended June 30, 2024, the Company sustained a net loss of $3,386,421 and $6,808,213. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of June 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	June 30, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$224,425	$228,785	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	198,925	210,161	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	205,014	208,997	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	273,324	288,761	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	707,294	746,733	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	421,668	444,593	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	633,329	645,392	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	405,980	413,713	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,124,511	1,185,648	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	236,974	241,429	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	648,851	683,262	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	346,552	364,708	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	407,649	428,747	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	989,792	1,008,039	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	478,978	503,471	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	209,262	219,347	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	609,544	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$8,972,072	$9,309,286	$84,424

The Company amortized $1,543 and $2,069 of issuance cost in the aggregate during the three months ending June 30, 2024 and 2023, respectively. The Company amortized $3,086 and $4,151 of issuance cost in the aggregate during the six months ending June 30, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

The Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum.

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that was capitalized and is being amortized straight line over the life of the loan.

On October 31, 2022 the Company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB that was entered into on October 31, 2022, was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 that was capitalized and is being amortized straight line over the life of the loan.

The second loan with FSB that was entered into on October 31, 2022, was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 that was capitalized and is being amortized straight line over the life of the loan.

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of April 1, 2023. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the Company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 for the year ended December 31, 2022, that was capitalized and is being amortized straight line over the life of the loan.

The second loan with FSB that was entered into December 16, 2022, was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 that was capitalized and is being amortized straight line over the life of the loan.

On November 8, 2023, the Company entered into a commercial loan with FSB as part of the Valley Vet practice acquisition. The loan with FSB was entered into on November 8, 2022 for $375,000. The loan has a fixed interest rate of 8.5%. The loan had issuance costs of $5,077 that was capitalized and is being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of June 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	June 30, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	8/31/24	4.35%	$993,791	$997,010	$13,264
1,278,400	KVC	1/25/21	8/31/24	4.35%	951,242	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,819,385	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	381,774	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	-	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	495,871	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	615,390	375,000	6,877
$7,623,235					$5,632,453	$5,767,302	$69,439

The Company amortized $5,090 and $3,380 of issuance cost in the aggregate during the three months ending June 30, 2024 and 2023, respectively. The Company amortized $10,180 and $6,781 of issuance cost in the aggregate during the six months ending June 30, 2024 and 2023, respectively, for the FSB notes payable.

Notes payable as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
FNBD Notes Payable	$8,972,072	$9,309,286
FSB Notes Payable	5,632,453	5,767,302
Total notes payable	14,604,525	15,076,588
Unamortized debt issuance costs	(110,403)	(124,170)
Notes payable, net of issuance cost	14,494,122	14,952,418
Less current portion	(3,316,147)	(1,469,043)
Long-term portion	$11,177,975	$13,483,375

Notes payable repayment requirements as of June 30, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$2,796,379
2025	3,610,465
2026	835,031
2027	872,072
2028	909,759
Thereafter	5,580,819
Total	$14,604,525

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate amount of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note is convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note has a face value of $2,500,000 with an original issue discount (“OID”) of 12% and has a maturity date of January 24, 2023. The OID of $300,000 is being amortized over the life of the loan. If the Company has not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The bridge loans had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $62,758 of issuance cost during the three months ended June 30, 2024 and 2023, respectively. The Company amortized $0 and $62,758 of issuance cost during the six months ended June 30, 2024 and 2023.

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

A roll forward of the bridge note for the six months ended June 30, 2023 is below:

Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	4,204,545
Extinguishment of bridge notes in exchange for Series A Preferred Stock	(4,204,545)
Bridge notes, June 30, 2023	-

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

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $1,993 and $1,993 of issuance cost during the three months ended June 30, 2024 and 2023, respectively. The Company amortized $3,987 and $3,965 for the six months ending June 30, 2024 and 2023, respectively.

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

Loans Payable

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

On May 7, 2024, the Company amended the financing arrangement to borrow an additional $518,750 resulting in the weekly payments to increase to $90,229 to be paid over 48 weeks. This amendment decreased the effective interest rate to 49%. The refinancing resulted in a loss on debt modification of $859,584.

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company must pay $21,600 each week for 28 weeks with the first payment being due April 8, 2024. The financing arrangement has an effective interest rate of 51%. The financing arrangement includes an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance cost associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and is amortized using the effective interest method.

During the three and six months ended June 30, 2024, the Company amortized $605,611 and $984,924 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and six months ended June 30, 2024, the Company made $1,148,887 and $2,181,427 in payments on the loan payable. The outstanding balance of the loan payable as of June 30, 2024 and December 31, 2023, were $3,313,925 and $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement (the “Purchase Agreement”) with a certain investor. Pursuant to the Purchase Agreement, Inspire issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $500,000. The Convertible Note Payable has a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

On June 11, 2024, Inspire entered into a securities purchase agreement (the “Purchase Agreement”) with two investors. Pursuant to the Purchase Agreement, Inspire issued to investors Increasing OID Senior Note (“Convertible Note Payable”) for $250,000 each. The Convertible Note Payable has a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise (the “Maturity Date”).

The Convertible Notes Payable contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Notes Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Notes Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Notes Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Notes Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised must be used to repay the Convertible Notes Payable until the Convertible Notes Payable are repaid in full

The Convertible Notes Payable are convertible into shares of common stock of Inspire, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Convertible Notes Payable is not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Convertible Notes Payable) of the Convertible Notes Payable will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Convertible Notes Payable will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table provides detailed information about our net cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,019,312)	$(506,960)
Net cash used in investing activities	(180,636)	(123,548)
Net cash provided by financing activities	3,028,645	1,049,433
Net increase (decrease) in Cash, cash equivalents and restricted cash	$(171,303)	$418,925

Operating Activities

For the six months ended June 30, 2024, operating activities used $3,019,312 of cash compared to $506,960 net cash used for the six months ended June 30, 2023. The cash used was primarily due to the Company’s net loss of $6,814,369 offset by non-cash expense of $4,450,419, which consisted of $688,308 of depreciation and amortization, $15,825 of amortization of issuance costs, $984,924 of amortization of debt discount, $266,804 of amortization of operating rights of use assets, $286,696 for issuance of class A common stock for services, $1,587,862 for loss on debt modification, $20,000 for issuance of class A common stock for general release agreement, $600,000 for issuance of Class A common stock and pre-funded warrants in connection with commitment shares and positive working capital of $661,518, including increase in accounts receivables of $11,147, $3,081 increase in inventory, $61,094 increase in other assets, $92,322 increase in cumulative series A preferred stock dividends payable, $1,191,480 increase in prepaid expenses and other current assets, and $80,823 increase in operating lease liabilities. These increases were offset by decreases of $151,796 decrease in refundable income tax, $82,742 decrease in accrued expenses, $32,519 due from former owners, and $511,372 decrease in accounts payable.

For the six months ended June 30, 2023, the cash used was primarily due to the Company’s net loss of $2,766,743 offset by non-cash expense of $1,267,363, which consisted of $602,508 of depreciation and amortization, $85,347 of amortization of issuance costs, $ 488,896 of amortization of debt discount, $87,911 of amortization of operating rights of use assets, $2,701 for issuance of warrants to the CEO, and negative working capital of $992,420, including decrease of $210,804 in due from former owners, $117,872 decrease in prepaid expenses and other current assets, and $1,078,457 decrease in accounts payable, and offset by an increase of $99,217 increase in accounts receivable, $119,856 increase in inventory, $94,224 increase in other assets, $27,291 increase in accrued expenses, and $74,125 increase in operating lease liabilities.

Investing Activities

For the six months ended June 30, 2024, the cash used was attributable to the purchase of property and equipment of $180,636.

For the six months ended June 30, 2023, the cash used was attributable to the purchase of property and equipment of 119,532 and purchase of intangible assets of 4,016.

Financing Activities

For the six months ended June 30, 2024, the cash provided was due to the $3,375,458 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $1,467,935 net proceeds from loans payable, $200,000 proceeds for issuance of convertible series A preferred stock, $1,000,000 proceeds from convertible note payable offset by $2,440,627 payments on loan payable, $474,121 repayment on note payable and $100,000 repayment on convertible debentures.

For the six months ended June 30, 2023, the cash provided was due to the $650,000 of proceeds from issuance of convertible debentures and 1,000,000 net proceeds from loans payable, offset by $371,183 repayment of note payable and 229,384 payments on loans payable.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of June 30, 2024, our intangible assets and goodwill balances were as follows:

June 30,
2024
Client List	$2,071,000
Noncompete Agreement	398,300
Trademark	1,117,200
Other Intangible Assets	45,836
Goodwill	8,147,590
Total	$11,779,926

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuation would result in an increase of approximately $1.2 million to the client list and a decrease of approximately $1.2 million to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 2 years of revenue producing activities through December 31, 2022. No acquisitions occurred during the six months ended June 30, 2024. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $18,814,203 as of June 30, 2024. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: August 13, 2024	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)