Form 10-Q/A
period 2024-06-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2024-08-14
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Inspire Veterinary Partners, Inc. (the “Company”) for the quarter ended June 30, 2024, originally filed on August 13, 2024 (the “Original Filing”) is being filed solely to add in the inline eXtensible Business Reporting Language “XBRL” tagging that is required by the Securities and Exchange Commission for quarterly reports.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not modify or update, in any way, any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing date. Accordingly, this Amendment No. 1 should be read together with the Original filing and the Company’s other filings with the Securities and Exchange Commission.

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,658	$178,961
Accounts receivable, net	39,720	28,573
Due from former owners	-	32,519
Inventory	574,593	571,512
Refundable income tax	-	151,796
Prepaid expenses and other current assets	1,580,239	388,759
Total current assets	2,202,210	1,352,120

Restricted cash - non-current	200,000	200,000
Property and equipment, net	7,849,271	7,949,144
Right-of-use assets	1,349,394	1,616,198
Other intangibles, net	2,105,229	2,513,028
Goodwill	8,147,590	8,147,590
Other assets	73,989	12,895
Total assets	$21,927,683	$21,790,975

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$3,717,966	$3,206,594
Accrued expenses	941,076	858,334
Cumulative Series A preferred stock dividends payable	-	92,322
Operating lease liabilities	124,580	141,691
Loans payable, net of discount	3,313,925	1,713,831
Convertible notes payable	1,000,000	-
Convertible debentures, net of issuance costs	-	100,000
Notes payable, net of discount	3,316,147	1,469,043
Total current liabilities	12,413,694	7,581,815

Operating lease liabilities, non-current	1,450,332	1,514,044
Convertible debentures, net of issuance costs	-	-
Notes payable – noncurrent	11,177,975	13,483,375
Total liabilities	25,042,001	22,579,234

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 1,044,055 and 70,421 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	104	7
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	389	389
Convertible series A preferred stock, $0.0001 par value, 1 million shares authorized, 27,229 and 403,640 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	3	40
Additional paid in capital	25,129,506	20,426,562
Accumulated deficit	(28,244,320)	(21,215,257)
Total stockholder’s equity (deficit)	(3,114,318)	(788,259)
Total liabilities and stockholder’s equity (deficit)	$21,927,683	$21,790,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$3,220,238	$3,200,694	$6,765,837	$6,273,579
Product revenue	1,170,143	1,288,732	2,456,111	2,498,362
Total revenue	4,390,381	4,489,426	9,221,948	8,771,941

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,428,740	2,333,844	5,137,887	4,641,747
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	935,997	898,730	1,952,104	1,778,130
General and administrative expenses	2,218,734	1,885,801	5,092,077	3,687,460
Debt extinguishment loss	859,584	-	1,587,862	-
Depreciation and amortization	340,926	304,016	708,123	602,508
Total operating expenses	6,783,981	5,422,391	14,478,053	10,709,845

Loss from operations	(2,393,600)	(932,965)	(5,256,105)	(1,937,904)

Other income (expenses):
Interest income	-	5	2	6
Interest expense	(988,053)	(285,376)	(1,547,342)	(830,811)
Other expenses	(4,768)	(9,458)	(4,768)	1,966
Total other expenses	(992,821)	(294,829)	(1,552,108)	(828,839)

Loss before income taxes	(3,386,421)	(1,227,794)	(6,808,213)	(2,766,743)

Benefit for income taxes	-	-	-	-

Net loss	(3,386,421)	(1,227,794)	(6,808,213)	(2,766,743)
Dividend on convertible series A preferred stock	(6,330)	-	(220,850)	-
Net loss attributable to class A and B common stockholders	(3,392,751)	(1,227,794)	$(7,029,063)	$(2,766,743)

Net loss per Class A and B common shares:
Basic and diluted	$(0.70)	$(0.28)	$(1.56)	$(0.64)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	4,821,424	4,309,705	4,508,452	4,309,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	Deficit (As Restated)
Balance as of December 31, 2022	-	$-	9,705	$1	4,300,000	$430	$1,107,536	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Net loss	-		-	-	-	-	-	(1,538,949)	(1,538,949)
Balance as of March 31, 2023	-	$-	9,705	$1	4,300,000	$430	$1,110,237	$(7,782,397)	$(6,671,729)
Issuance of convertible series A preferred stock in exchange for bridge note (contingent upon a qualified offering as of or before September 1, 2023 (See note 8))	442,458	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,227,794)	(1,227,794)
Balance as of June 30, 2023	442,458	-	9,705	1	4,300,000	430	1,110,237	(9,010,191)	(7,899,523)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	403,640	$40	70,421	$7	3,891,500	$389	$20,426,562	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	28,599	3	-	-	3,375,455	-	3,375,458
Exercise of pre-funded warrants	-	-	441,989	44	-	-	(44)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	12,143	1	-	-	599,999	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	39,051	4	-	-	286,692	-	286,696
Issuance of class A common stock in connection with gernal release agreement	-	-	2,460	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	147,900	15	-	-	21	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	8	742,563	$74	3,891,500	$389	$25,118,701	$(24,849,319)	$269,853
Exercise of pre-funded warrants	-	-	102,500	10	-	-	(10)	-	-
Conversion of convertible series A preferred stock into class A common stock	(54,771)	(5)	198,992	20	-	-	(15)	-	-
Convertible series A preferred stock dividend	858	-	-	-	-	-	10,830	(8,580)	2,250
Net loss	-	-	-	-	-	-	-	(3,386,421)	(3,386,421)
Balance as of June 30, 2024	27,229	3	1,044,055	104	3,891,500	389	25,129,506	(28,244,320)	(3,114,318)

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

Date: August 14, 2024	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)