Form 10-Q
period 2024-09-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2024-11-13
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 28,932,350 shares of Class A common stock issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$681,199	$178,961
Accounts receivable, net	115,551	28,573
Due from former owners	-	32,519
Inventory	563,595	571,512
Refundable income tax	-	151,796
Prepaid expenses and other current assets	3,090,371	388,759
Total current assets	4,450,716	1,352,120

Restricted cash - non-current	200,000	200,000
Property and equipment, net	6,486,444	7,949,144
Right-of-use assets	1,347,026	1,616,198
Other intangibles, net	1,864,355	2,513,028
Goodwill	8,022,082	8,147,590
Other assets	25,115	12,895
Total assets	$22,395,738	$21,790,975

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$2,073,582	$3,206,594
Accrued expenses	305,118	858,334
Cumulative Series A preferred stock dividends payable	-	92,322
Operating lease liabilities	164,107	141,691
Loans payable, net of discount	2,233,004	1,713,831
Convertible notes payable	850,000	-
Convertible debentures, net of issuance costs	-	100,000
Notes payable, net of discount	1,401,449	1,469,043
Total current liabilities	7,027,260	7,581,815

Operating lease liabilities, non-current	1,417,372	1,514,044
Notes payable - noncurrent	10,921,103	13,483,375
Total liabilities	19,365,735	22,579,234

Commitments and Contingencies (Note 15)

Stockholder’s Equity (Deficit)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 13,363,688 and 70,421 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,336	7
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,891,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	389	389
Convertible series A preferred stock, $0.0001 par value, 1 million shares authorized, 0 and 403,640 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	40
Additional paid in capital	34,761,924	20,426,562
Accumulated deficit	(31,733,646)	(21,215,257)
Total stockholder’s equity (deficit)	3,030,003	(788,259)
Total liabilities and stockholder’s equity (deficit)	$22,395,738	$21,790,975

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$2,969,748	$2,935,922	$9,735,585	$9,209,501
Product revenue	1,079,277	1,183,726	3,535,388	3,682,088
Total revenue	4,049,025	4,119,648	13,270,973	12,891,589

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,568,085	2,206,216	7,705,972	6,847,963
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	854,921	853,622	2,807,025	2,631,752
General and administrative expenses	2,988,122	3,561,790	8,080,199	7,249,250
Debt extinguishment loss	-	16,105	1,587,862	16,105
Depreciation and amortization	340,167	313,316	1,048,290	915,824
Gain on sale of business	(467,049)	-	(467,049)	-
Total operating expenses	6,284,246	6,951,049	20,762,299	17,660,894

Loss from operations	(2,235,221)	(2,831,401)	(7,491,326)	(4,769,305)

Other income (expenses):
Interest income	44	12	46	18
Interest expense	(1,254,149)	(914,604)	(2,801,491)	(1,745,415)
Beneficial conversion feature	-	(4,137,261)	-	(4,137,261)
Other expenses	-	(748)	(4,768)	1,218
Total other expenses	(1,254,105)	(5,052,601)	(2,806,213)	(5,881,440)

Loss before income taxes	(3,489,326)	(7,884,002)	(10,297,539)	(10,650,745)

Benefit for income taxes	-	-	-	-

Net loss	(3,489,326)	(7,884,002)	(10,297,539)	(10,650,745)
Dividend on convertible series A preferred stock	-	(133,828)	(220,850)	(133,828)
Net loss attributable to class A and B common stockholders	$(3,489,326)	$(8,017,830)	$(10,518,389)	$(10,784,573)

Net loss per Class A and B common shares:
Basic and diluted	$(0.38)	$(1.86)	$(1.75)	$(2.50)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	9,070,371	4,321,507	6,019,913	4,313,683

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	(Deficit) (As Restated)
Balance as of December 31, 2022	-	$-	9,705	$1	4,300,000	$430	$1,107,536	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Net loss	-	-	-	-	-	-	-	(1,538,949)	(1,538,949)
Balance as of March 31, 2023	-	$-	9,705	$1	4,300,000	$430	$1,110,237	$(7,782,397)	$(6,671,729)
Issuance of convertible series A preferred stock in exchange for bridge note (contingent upon a qualified offering as of or before September 1, 2023 (See note 8))	442,458	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,227,794)	(1,227,794)
Balance as of June 30, 2023	442,458	$-	9,705	$1	4,300,000	$430	$1,110,237	$(9,010,191)	$(7,899,523)
Issuance of class A common stock in connection with initial public offering, net of issuance costs	-	-	16,000	2	-	-	5,439,569	-	5,439,571
Recognition of convertible series A preferred stock issuance upon initial public offering	-	44	-	-	-	-	4,440,644	-	4,440,688
Conversion of convertible debentures into class A common stock	-	-	14,959	1	-	-	4,414,316	-	4,414,317
Conversion of class B common stock into class A common stock	-	-	4,085	-	(408,500)	(41)	41	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(133,828)	-	(133,828)
Issuance of common stock for services	-	-	1,302	-	-	-	197,892	-	197,892
Beneficial conversion feature on convertible debentures	-	-	-	-	-	-	1,569,395	-	1,569,395
Beneficial conversion feature on convertible series A preferred stock	-	-	-	-	-	-	2,567,866	-	2,567,866
Net loss	-	-	-	-	-	-	-	(7,884,002)	(7,884,002)
Balance as of September 30, 2023	442,458	$44	46,051	$5	3,891,500	$389	$19,606,132	$(16,894,193)	$2,712,376

	Convertible Series A
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Stockholder’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2023	403,640	$40	70,421	$7	3,891,500	$389	$20,426,562	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	28,599	3	-	-	3,375,455	-	3,375,458
Exercise of pre-funded warrants	-	-	441,989	44	-	-	(44)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	12,143	1	-	-	599,999	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	39,051	4	-	-	286,692	-	286,696
Issuance of class A common stock in connection with general release agreement	-	-	2,460	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	147,900	15	-	-	21	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	$8	742,563	$74	3,891,500	$389	$25,118,701	$(24,849,319)	$269,853
Exercise of pre-funded warrants	-	-	102,500	10	-	-	(10)	-	-
Conversion of convertible series A preferred stock into class A common stock	(54,771)	(5)	198,992	20	-	-	(15)	-	-
Convertible series A preferred stock dividend	858	-	-	-	-	-	10,830	(8,580)	2,250
Net loss	-	-	-	-	-	-	-	(3,386,421)	(3,386,421)
Balance as of June 30, 2024	27,229	$3	1,044,055	$104	3,891,500	$389	$25,129,506	$(28,244,320)	$(3,114,318)
Issuance of class A common stock and warrants, net of issuance costs	-	-	146,475	15	-	-	5,459,985	-	5,460,000
Exercise of pre-funded warrants	-	-	5,853,846	585	-	-	(585)	-	-
Exercise of class A common stock warrants	-	-	3,500,000	350	-	-	3,499,650	-	3,500,000
Conversion of convertible series A preferred stock into class A common stock	(27,229)	$(3)	272,290	$27	-	-	(24)	-	-
Conversion of convertible notes payable	-	-	2,547,022	255	-	-	649,745	-	650,000
Stock-based compensation	-	-	-	-	-	-	23,647	-	23,647
Net loss	-	-	-	-	-	-	-	(3,489,326)	(3,489,326)
Balance as of September 30, 2024	-	$-	13,363,688	$1,336	3,891,500	$389	$34,761,924	$(31,733,646)	$3,030,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,297,539)	$(10,650,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,028,475	915,824
Amortization of debt issuance costs	15,825	128,583
Amortization of debt discount	2,129,380	650,731
Amortization of operating right of use assets	269,172	116,786
Stock-based compensation	23,647	-
Issuance of warrants to CEO	-	2,701
Issuance of class A common stock for services	286,696	197,892
Loss on debt modification	1,587,862	16,105
Issuance of class A common stock in connection with general release agreement	20,000	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	600,000	-
Beneficial conversion feature	-	4,137,261
Gain on disposal of business	(467,049)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(86,978)	(241,631)
Due from former owners	32,519	269,883
Inventory	(34,527)	(98,294)
Refundable income tax	151,796	40,343
Prepaid expenses and other current assets	(2,701,612)	(253,674)
Other assets	(12,220)	15,816
Accounts payable	(1,133,012)	1,282,521
Accrued expenses	(574,196)	502,398
Cumulative Series A preferred stock dividends payable	(92,322)	-
Operating lease liabilities	(74,256)	(98,490)
Net cash used in operating activities	(9,328,339)	(3,065,990)

Cash flows from investing activities:
Purchase of property and equipment	(206,155)	(360,082)
Purchase of intangible assets	-	(4,016)

Net cash used in investing activities	(206,155)	(364,098)
Cash flows from financing activities:
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	8,835,458	5,439,571
Net proceeds from loans payable	1,467,935	1,507,460
Payments on loans payable	(3,916,004)	(1,105,960)
Proceeds from issuance of convertible series A preferred stock	200,000	-
Proceeds from convertible note payable	1,000,000	-
Payments on convertible note payable	(250,000)	-
Repayment of note payable	(700,657)	(1,298,851)
Proceeds from issuance of convertible debentures	-	650,000
Proceeds from exercise of warrants	3,500,000	-
Repayment of convertible debentures	(100,000)	(250,000)
Net cash provided by financing activities	10,036,732	4,942,220
Net increase (decrease) in Cash, cash equivalents and restricted cash	502,238	1,512,132
Cash, cash equivalents and restricted cash, beginning of period	378,961	444,253
Cash, cash equivalents and restricted cash, end of period	$881,199	$1,956,385
Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,552,313	$188,952
Income tax refund	$151,796	$-
Noncash investing and financing activity
Series A Preferred Stock Dividend	$220,850	$133,828
Issuance of class A common stock for conversion of convertible notes payable	650,000	-
Issuance of convertible series A preferred stock due to conversion of bridge notes	-	4,440,688
Issuance of class A common stock due to conversion of convertible debentures	-	4,414,318

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

1.	Description of Business

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

As the Company expands, additional modalities are becoming a part of the offerings at its hospital, including equine care. With 13 clinics located in 9 states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential to make them worthy acquisition targets. Because the company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates its business as one operating and one reportable segment.

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

On May 8, 2024, the Company effected a 100-for-1 reverse stock split (“Reverse Split”) of the Company’s authorized and outstanding shares of Class A common stock. All information included in these financial statements has been adjusted, on a retrospective basis for all periods presented to reflect the Reverse Split, unless otherwise stated.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2024, had an accumulated deficit and negative working capital of $31,733,646 and 2,576,544, respectively. For the three and nine months ending September 30, 2024, the Company sustained a net loss of $3,489,326 and $10,297,539, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $34,000 and $123,513 as of September 30, 2024 and December 31, 2023.

Stock-Based Compensation

The stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of stock-based awards. The expected term is based on the “simplified method”, due to the Company’s limited stock award history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company Class A common stock has a limited history in the public markets, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate stock-based compensation expenses are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023
Warrants	28,540	8,916
Convertible Series A Preferred Shares	-	18,234
Convertible notes payable	3,330,721	-
Total	3,330,721	27,150

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

4.	Property and equipment

As of September 30, 2024, and December 31, 2023, property and equipment, net, consisted of the following:

	September 30,	December 31,
	2024	2023
Land	$1,333,810	$1,983,810
Buildings	3,951,512	4,607,874
Computers and equipment	1,407,287	1,425,774
Furniture and fixtures	141,715	143,874
Automobile	80,219	101,269
Leasehold improvements	665,507	499,310
	7,580,050	8,761,911
Less - accumulated depreciation	(1,093,606)	(812,767)
Property and Equipment, net	$6,486,444	$7,949,144

Depreciation expense for the three months ended September 30, 2024 and 2023 was $143,385 and $128,517, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $423,896 and $368,208, respectively.

5.	Goodwill and Intangible Assets

The following summarizes the Company’s intangibles assets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Client List	$1,945,000	$2,071,000
Noncompete Agreement	398,300	398,300
Trademark	1,075,900	1,117,200
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,600,681)	(1,119,308)
	$1,864,355	$2,513,028

Amortization expenses were $196,780 and $184,804 for the three months ended September 30, 2024 and 2023, respectively, and $604,579 and $547,616 for the nine months ended September 30, 2024 and 2023, respectively.

Expected future amortization expense of intangible assets as of September 30, 2024, is as follows:

Remainder of 2024	$173,763
2025	630,706
2026	597,939
2027	379,382
2028	82,565
$1,864,355

6.	Business acquisitions

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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Valley Vet Practice included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2023, as if the acquisitions were made on January 1, 2023. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $4,954 and $14,863 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the three and nine months ended September 30, 2023.

The unaudited pro forma consolidated results of operations, assuming the acquisitions had occurred on January 1, 2023, are as follows:

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Revenue	$4,560,441	$14,213,968
Net income (loss)	(7,966,992)	(10,632,060)

7.	Business disposal

On September 20, 2024, the Company completed the divestiture of its Kauai Veterinary Clinic (“KVC”) to Kauai RE Holdings LLC for $2.0 million, in notes payable assumed by the buyer, with no cash consideration. The agent for the sale was Gregory Armstrong, a current shareholder of the Company and a member of Kauai RE. Charles Keiser, DVM, is a member of Kauai RE and the father of our board member Charles Stith Keiser, who is the Company’s largest shareholder through his entity Wilderness Trace Veterinary Partners, LLC. The divestiture resulted in a gain of $467,049 in fiscal year 2024, which was recorded in “Gain on sale of business” in the Statements of Operations. As a result of the transaction, the Company disposed of $125,508 of goodwill based on the relative fair value of KVC. The estimated fair value of KVC less estimated costs to sell exceeded it carrying amount as of the transaction date. As the sale of KVC was not considered a significant disposal or a strategic shift that would have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations.

8.	Debt

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

On August 18, 2022 the MLOCA was amended and restated to terminate the revolving feature on the Revolving Line and convert the line of credit to a closed end draw note (“Closed End Draw Note”) that mature on August 18, 2024. Each draw on the Closed End Draw Note shall not exceed eighty-five (85%) percent of the purchase price of the Practice. The Company shall contribute and maintain equity of a minimum of fifteen (15%) percent of the initial purchase price of a Practice as long as any draw on the Closed End Draw Note or a Term Loan remains unpaid with FNBD. The interest rate charge on all sums advance under the amended and restated MLOCA shall be 5.25% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest will be equal to the New York Prime Rate plus 0.65% that shall never be less than 4.75%. Each Practice to be acquired must have a minimum projected DSCR of 1.0x, defined as EBIDA/Annual Debt Service Requirement. The MLOCA has been fully drawn against, see the notes payable for the individual notes payable to FNDB for further detail below.

Notes payable to FNBD as of September 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$222,223	$228,785	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	193,233	210,161	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	203,003	208,997	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	265,502	288,761	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	687,311	746,733	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	410,053	444,593	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	627,240	645,392	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	402,077	413,713	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,093,536	1,185,648	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	234,725	241,429	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	631,417	683,262	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	337,355	364,708	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	396,961	428,747	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	980,584	1,008,039	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	466,570	503,471	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	204,133	219,347	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	595,328	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$8,801,251	$9,309,286	$84,424

The Company amortized $1,560 and $1,412 of issuance cost in the aggregate during the three months ending September 30, 2024 and 2023, respectively. The Company amortized $4,646 and $5,436 of issuance cost in the aggregate during the nine months ending September 30, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

The Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”), refer to Note 7 Business disposal for further detail.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the Company to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”), refer to Note 7 Business disposal for further detail.

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that was capitalized and is being amortized straight line over the life of the loan. This loan was paid in full in February 2023.

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

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

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

Notes payable to FSB as of September 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	8/31/24	4.35%	$-	$997,010	$13,264
1,278,400	KVC	1/25/21	8/31/24	4.35%	-	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,776,915	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	378,880	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	483,153	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	611,051	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	375,000	375,000	6,877
$7,623,235					$3,624,999	$5,767,302	$69,439

The Company amortized $5,146 and $3,482 of issuance cost in the aggregate during the three months ending September 30, 2024 and 2023, respectively. The Company amortized $15,325 and $10,389 of issuance cost in the aggregate during the nine months ending September 30, 2024 and 2023, respectively, for the FSB notes payable.

Notes payable as of September 30, 2024, and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
FNBD Notes Payable	$8,801,251	$9,309,286
FSB Notes Payable	3,624,999	5,767,302
Total notes payable	12,426,250	15,076,588
Unamortized debt issuance costs	(103,698)	(124,170)
Notes payable, net of issuance cost	12,322,552	14,952,418
Less current portion	(1,401,449)	(1,469,043)
Long-term portion	$10,921,103	$13,483,375

Notes payable repayment requirements as of September 30, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$618,104
2025	3,610,465
2026	835,031
2027	872,072
2028	909,759
Thereafter	$5,580,819
Total	$12,426,250

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate amount of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note is convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note has a face value of $2,500,000 with an original issue discount (“OID”) of 12% and has a maturity date of January 24, 2023. The OID of $300,000 is being amortized over the life of the loan. If the Company has not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The bridge loans had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $0 of issuance cost during the three months ended September 30, 2024 and 2023, respectively. The Company amortized $0 and $62,758 of issuance cost during the nine months ended September 30, 2024 and 2023.

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

A roll forward of the bridge note for the nine months ended September 30, 2023, is below:

Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	4,204,545
Bridge notes, June 30, 2023	4,204,545
Extinguishment of bridge notes in exchange for Series A Preferred Stock upon IPO on August 31, 2023	(4,204,545)
Bridge notes, September 30, 2023	-

On June 30, 2023, the Company entered into exchange agreements (the “Exchange Agreements”) with each of the Company’s Bridge Note lenders, pursuant to which the lenders exchanged their existing Bridge Notes for 299 shares, 3,528 shares, and 598 shares, respectively, of Convertible Series A preferred stock (4,425 shares of Convertible Series A Preferred stock in total) (the “Exchange”). The Exchange Agreements would have been rescinded, and the former Bridge Notes reinstated if the Company didn’t complete the initial public offering by September 1, 2023. Upon the IPO completing on August 31, 2023, the Company recognized the extinguishment of the Bridge Notes pursuant to ASC 470 and recognized a debt extinguishment loss of $16,105. The Company recognized a beneficial conversion feature of $2,567,866 for the issuance of the Series A preferred stock on the date of the IPO due to the $4 (Pre-Reverse Split) offering price related to the IPO being known as of that date.

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture matures 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $2,015 of issuance cost during the three months ended September 30, 2024 and 2023, respectively. The Company amortized $0 and $5,890 for the nine months ending September 30, 2024 and 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company amortized $394,456 and $1,379,380 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and nine months ended September 30, 2024, the Company made $1,172,977 and $3,354,404 in payments on the loan payable. The outstanding balance of the loan payable as of September 30, 2024 and December 31, 2023, were $2,333,004 and $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

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

The Convertible Notes Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised must be used to repay the Convertible Notes Payable until the Convertible Notes Payable are repaid in full.

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

9.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. During the fourth quarter of 2023 management terminated the service agreement with Blue Heron, however, still uses Blue Heron on an ad-hoc basis for services and has incurred $0 and $252,001 in expenses for the three months ended September 30, 2024 and 2023, respectively. The Company has incurred $83,168 and $794,148 in expenses for the nine months ended September 30, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022 to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman, Chief Executive Officer and President, Peter Lau, Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. During the fourth quarter of 2023, management terminated service agreements with Star Circle Advisory and has incurred $0 and $119,900 in expenses for the three months ended September 30, 2024 and 2023, respectively. The Company has incurred $0 and $317,900 in expenses for the nine months ended September 30, 2024 and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Sale of KVC

On September 20, 2024, KVC sold Kauai Veterinary Clinic (“KVC”) to Kauai RE Holdings LLC. The agent for the sale was Gregory Armstrong, a current shareholder of the Company and a member of Kauai RE. Charles Keiser, DVM, is a member of Kauai RE and the father of our board member Charles Stith Keiser, who is the Company’s largest shareholder through his entity Wilderness Trace Veterinary Partners, LLC, refer to Note 7 Business disposal for further detail.

10.	Stockholders’ Equity

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

On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC until June 30, 2023. The contract stipulates the Company will issue 417 restricted shares of the Company’s Class A common stock for services rendered. The Company recorded the $72,084 fair value of the common stock with $0 and $54,063 expensed during the nine months ended September 30, 2024 and 2023, respectively. The Company will amortize the cost of the common stock issued over the life of the agreement.

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

11.	Stock Compensation

Effective October 18, 2022, the Board of Directors of Inspire Veterinary Partners adopted the 2022 Equity Incentive Plan, (the “2022 Plan”). The plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The number of shares issued may not exceed, at any given time, ten percent (10%) of the total of: (a) the issued and outstanding shares of the Company’s common stock, and (b) all shares common stock issuable upon conversion or exercise of any outstanding securities of the Company which are convertible or exercisable into shares of common stock. The Stock Option Plan expires on October 18, 2032.

The Company recognizes stock-based compensation expense from stock-based payments using the grant date fair-value, including for stock options. The fair value of options awarded to employees is measured on the grant date using the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period on a straight-line basis.

All stock options are exercisable into class A common stock.

The following is a summary of outstanding stock options as of September 30, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life(years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2022	-	$-	-	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of September 30, 2023	-	$-	-	$-
Options exercisable as of September 30, 2023	-	$-	-	-
Options outstanding as of December 31, 2023	-	$-	-	$-
Issued	236,469	1.36	10.0	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of September 30, 2024	236,469	$1.36	9.99	$-
Options exercisable as of September 30, 2024	236,469	$1.36	9.99	$-

The following is the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	236,469	Straight-line	The vesting date is immediate and is fully vested on the grant date
Total	236,469

The Black-Scholes option-pricing model includes the following weighted average assumptions to determine the grant share-based awards:

	Nine Months Ended September 30,
	2024	2023
Assumptions:
Risk-free interest rate	3.49%	-%
Expected dividend yield	0%	-%
Expected volatility	52.38%	-%
Expected life (in years)	5.00	-

During the years ended September 30, 2024 and 2023, the Company recognized stock-based compensation from options of $23,647 and $0, respectively. As of September 30, 2024 there was $0 in unrecognized stock-based compensation related to unvested stock options.

12.	Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed $34,118 and $29,928 during the three months ending September 30, 2024 and 2023, respectively. The Company contributed and expensed $115,771 and $69,512 during the nine months ending September 30, 2024 and 2023, respectively.

13.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of September 30, 2024 and December 31, 2023, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

14.	Leases

Accounting for Leases as Lessee

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, and operating lease liabilities, non-current. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. None of the leases entered into have an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which is recognized when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has operating leases for real estate. The Company has certain intercompany leases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below.

The components of lease expense included in the Company’s unaudited condensed statements of operations were as follows:

	Expense Classification	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating lease expense:		2024	2023	2024	2023
Amortization of ROU asset	General and administrative	$50,978	$28,875	$154,525	$86,625
Accretion of Operating lease liability	General and administrative	11,460	6,312	36,453	20,141
Total operating lease expense		$62,438	$35,187	$190,978	$106,766

Other lease expense	General and administrative	20,887	10,605	27,689	31,936
Total		$83,325	$45,792	$218,667	$138,702

Other information related to leases is as follows:

	As of September 30,	As of December 31,
	2024	2023
Remaining lease term:
Operating leases (in years)	8.49	9.29
Discount rate:
Operating leases	6.91%	7.03%

Amounts relating to leases were presented on the unaudited condensed Balance Sheets as of September 30, 2024 and December 31, 2023 in the following line items:

		As of September 30,	As of December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Right-of-use assets	$1,347,026	$1,616,198

Liabilities:
Operating lease liabilities	Operating lease liabilities	164,107	141,691
Operating lease liabilities	Operating lease liabilities, non-current	1,417,372	1,514,044
Total lease liabilities		$1,581,479	$1,655,735

The future minimum lease payments required under leases as of September 30, 2024, were as follows:

Fiscal Year	Operating Leases
Remainder of 2024	$69,474
2025	255,200
2026	231,959
2027	233,619
2028	238,078
Thereafter	1,100,287
Undiscounted cash flows	2,128,617
Less: imputed interest	(547,138)
Lease liability	$1,581,479

15.	Commitments and Contingencies

As of September 30, 2024, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

16.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Convertible Notes Payable

On October 2, 2024, both holders of the Convertible Promissory Note issued on March 26, 2024, and July 11, 2024, converted their remaining balance of their Convertible Notes Payable balance into 1,822,917 and 500,000 shares of Class A common stock, respectively.

Common Stock & Pre-Funded Warrants

On October 21, 2024, Inspire Veterinary Partners, Inc., entered into Securities Purchase Agreements under which the Company agreed to sell an aggregate of 1,800,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “Shares”) and pre-paid warrants to purchase 8,200,000 shares of Class A Common Stock (the “Pre-paid Warrants”), at a public offering price of $0.25 per Share or Pre-paid Warrant. Gross proceeds from the Offering, before deducting the placement agent’s fees and other offering expenses, were $2,500,000.

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

With thirteen clinics located in nine states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates it business as one operating and one reportable segment.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, in the third quarter of 2024 and beyond, the Company intends to continue to the due diligence toward acquisition toward strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through September 30, 2024, and the related transaction price.

Name	Closing Date	Transaction Value[1]
Kauai Veterinary Clinic[3,6]	January 2021	$1,505,000
Chiefland Animal Hospital[2]	August 2021	$564,500
Pets & Friends Animal Hospital[2]	October 2021	$630,000
Advanced Veterinary Care of Pasco[3]	January 2022	$1,014,000
Lytle Veterinary Clinic[2]	March 2022	$1,442,469
Southern Kern Veterinary Clinic[2]	March 2022	$2,000,000
Bartow Animal Clinic[3,4]	May 2022	$1,405,000
Dietz Family Pet Hospital[2]	June 2022	$500,000
Aberdeen Veterinary Clinic[3]	July 2022	$574,683
All Breed Pet Care Veterinary Clinic[2]	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc.[2]	October 2022	$3,108,652
Williamsburg Animal Clinic[3]	December 2022	$850,000
The Old 41 Animal Hospital[2]	December 2022	$1,465,000
Valley Veterinary Services3.5	November 2023	$1,790,000

1.	The transaction value is the amount of cash consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.

2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.

3.	Acquisition was for the veterinary practice and related assets only.

4.	Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.

5.	The transaction value excludes $200,000 for the Holdback Agreement associated with the acquisition.
6.	The veterinary practice was sold on September 20, 2024.

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

On September 20, 2024, the Company completed the divestiture of its Kauai Veterinary Clinic (“KVC”) to Kauai RE Holdings LLC for $2.0 million, in notes payable assumed by the buyer, with no cash consideration. The agent for the sale was Gregory Armstrong, a current shareholder of the Company and a member of Kauai RE. Charles Keiser, DVM, is a member of Kauai RE and the father of our board member Charles Stith Keiser, who is the Company’s largest shareholder through his entity Wilderness Trace Veterinary Partners, LLC. The divestiture resulted in a gain of $467,049 in fiscal year 2024, which was recorded in “Gain on sale of business” in the Statements of Operations. As a result of the transaction, the Company disposed of $125,508 of goodwill based on the relative fair value of KVC. The estimated fair value of KVC less estimated costs to sell exceeded it carrying amount as of the transaction date. As the sale of KVC was not considered, a significant disposal or a strategic shift that would have a major effect on the Company’s operations or financial results, it was not reported as discontinued operations.

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

Comparability of Our Results of Operations

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

Summary of Results of Operations

	For the Nine Months Ended September 30,
	2024	2023
Service revenue	$9,735,585	$9,209,501
Product revenue	3,535,388	3,682,088
Total revenue	13,270,973	12,891,589

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	7,705,972	6,847,963
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	2,807,025	2,631,752
General and administrative expenses	8,080,199	7,249,250
Debt extinguishment loss	1,587,862	16,105
Depreciation and amortization	1,048,290	915,824
Gain on sale of business	(467,049)	-
Total operating expenses	20,762,299	17,660,894

Loss from operations	(7,491,326)	(4,769,305)

Other income (expenses):
Interest income	46	18
Interest expense	(2,801,491)	(1,745,415)
Beneficial conversion feature	-	(4,137,261)
Other expenses	(4,768)	1,218
Total other expenses	(2,806,213)	(5,881,440)

Loss before income taxes	(10,297,539)	(10,650,745)

Benefit for income taxes	-	-

Net loss	(10,297,539)	(10,650,745)
Dividend on convertible series A preferred stock	(220,850)	(133,828)
Net loss attributable to class A and B common stockholders	$(10,518,389)	$(10,784,573)

Net loss per Class A and B common shares:
Basic and diluted	$(1.75)	$(2.50)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,019,913	4,313,683

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Nine Month Ended		September 30, 2024 vs. September 30, 2023
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Service Revenue	$9,735,585	$9,209,501	$526,084	6%
Percentage of revenue	73%	71%
Product Revenue	3,535,388	3,682,087	(146,699)	-4%
Percentage of revenue	27%	29%
Total	$13,270,973	$12,891,588	$379,385	3%

	Average Daily Service Revenue for the Year Ended		September 30, 2024 vs. September 30, 2023
Animal Hospital & Clinics	September 30, 2024	September 30, 2023	$ Change	% Change
Kauai Veterinary Clinic [1]	$3,791	$4,673	$(883)	-19%
Chiefland Animal Hospital	1,634	1,874	(240)	-13%
Pets & Friends Animal Hospital	3,847	2,537	1,310	52%
Advanced Veterinary Care of Pasco	1,938	2,594	(655)	-25%
Lytle Veterinary Clinic	1,822	2,130	(308)	-14%
Southern Kern Veterinary Clinic	3,701	2,610	1,091	42%
Bartow Animal Clinic	1,898	2,892	(994)	-34%
Dietz Family Pet Hospital	1,544	2,196	(652)	-30%
Aberdeen Veterinary Clinic	1,311	1,791	(481)	-27%
All Breed Pet Care Veterinary Clinic	2,816	2,660	156	6%
Pony Express Veterinary Hospital	3,712	3,625	87	2%
Williamsburg Animal Clinic	2,352	2,350	1	0%
Old 41 Animal Hospital	1,455	2,594	(1,139)	-44%
Valley Veterinary Services Animal Hospital	3,710	-	3,710	100%
Total Daily Service Revenue	$35,531	$34,527	$1,005

1.	The veterinary practice was sold effective September 20, 2024.

	Average Daily Product Revenue for the Year Ended		September 30, 2024 vs. September 30, 2023
Animal Hospital & Clinics	September 30, 2024	September 30, 2023	$ Change	% Change
Kauai Veterinary Clinic [1]	$1,327	$1,833	$(506)	-28%
Chiefland Animal Hospital	1,039	1,234	(196)	-16%
Pets & Friends Animal Hospital	1,145	785	360	46%
Advanced Veterinary Care of Pasco	528	843	(315)	-37%
Lytle Veterinary Clinic	937	1,017	(80)	-8%
Southern Kern Veterinary Clinic	765	634	131	21%
Bartow Animal Clinic	998	1,235	(237)	-19%
Dietz Family Pet Hospital	625	820	(195)	-24%
Aberdeen Veterinary Clinic	534	547	(13)	-2%
All Breed Pet Care Veterinary Clinic	831	1,580	(749)	-47%
Pony Express Veterinary Hospital	1,501	1,665	(164)	-10%
Williamsburg Animal Clinic	727	685	43	6%
Old 41 Animal Hospital	483	714	(232)	-32%
Valley Veterinary Services Animal Hospital	1,464	-	1,464	100%
Total Daily Product Revenue	$12,903	$13,591	$(688)

1.	The veterinary practice was sold effective September 20, 2024.

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $526,084 or 6%, to $9,735,585 for the nine months ended September 30, 2024 as compared to $9,209,501 for the nine months ended September 30, 2023. The increase was driven primarily by the acquisition of animal hospital in Q4 2023.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $146,700, or 4%, to $3,535,388 for the nine months ended September 30, 2024 as compared to $3,682,088 for the nine months ended September 30, 2023. The overall decrease was a result of customers purchasing less products per visit.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $858,009, or 13%, to $7,705,972 for the nine months ended September 30, 2024 as compared to $6,847,963 for the nine months ended September 30, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by the acquisition of Valley Veterinary animal hospital and increase to service costs.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $175,273, or 7%, to $2,807,025 for the nine months ended September 30, 2024 as compared to $2,631,752 for the nine months ended September 30, 2023. The increase in cost of product revenue was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $830,949, or 11% to $8,080,199 for the nine months ended September 30, 2024 as compared to $7,249,250 for the nine months ended September 30, 2023. The increase was primarily due to the expenses generated by the Valley Veterinary practice acquisition, the IR agency contracts, marketing agreements and consulting contracts the Company entered into during the first quarter of 2024 following the February 2024 public acquisition.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $132,466, or 14%, to $1,048,290 for the nine months ended September 30, 2024 as compared to $915,824 for the nine months ended September 30, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the Valley Veterinary acquisition.

Other Expense: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $3,075,227, or 52%, to $2,806,213 for the nine months ended September 30, 2024 as compared to $5,881,440 for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in the beneficial conversion offset by the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $353,206 , or 3%, to $10,297,539 for the nine months ended September 30, 2024 as compared to $10,650,745 for the nine months ended September 30, 2023. The net loss is primarily attributable to the operating expenses associated with the Valley Veterinary acquisitions, the cost associated with the February 2024 and July 2024 public raise during the period, the IR Agency Consulting Agreement and other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

Comparability of Our Results of Operations

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

Summary of Results of Operations

	For the Three Months Ended September 30,
	2024	2023
Service revenue	$2,969,748	$2,935,922
Product revenue	1,079,277	1,183,726
Total revenue	4,049,025	4,119,648

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,568,085	2,206,216
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	854,921	853,622
General and administrative expenses	2,988,122	3,561,790
Debt extinguishment loss	-	16,105
Depreciation and amortization	340,167	313,316
Gain on sale of business	(467,049)	-
Total operating expenses	6,284,246	6,951,049

Loss from operations	(2,235,221)	(2,831,401)

Other income (expenses):
Interest income	44	12
Interest expense	(1,254,149)	(914,604)
Beneficial conversion feature	-	(4,137,261)
Other expenses	-	(748)
Total other expenses	(1,254,105)	(5,052,601)

Loss before income taxes	(3,489,326)	(7,884,002)

Benefit for income taxes	-	-

Net loss	(3,489,326)	(7,884,002)
Dividend on convertible series A preferred stock	-	(133,828)
Net loss attributable to class A and B common stockholders	(3,607,028)	(8,017,830)

Net loss per Class A and B common shares:
Basic and diluted	$(0.38)	$(1.86)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	9,070,371	4,321,507

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Month Ended		September 30, 2024 vs. September 30, 2023
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Service Revenue	$2,969,748	$2,935,922	$33,826	1%
Percentage of revenue	73%	71%
Product Revenue	1,079,277	1,183,726	(104,449)	-9%
Percentage of revenue	27%	29%
Total	$4,049,025	$4,119,648	$(70,623)	-2%

	Average Daily Service Revenue for the Period Ended		September 30, 2024 vs. September 30, 2023
Animal Hospital & Clinics	September 30, 2024	September 30, 2023	$ Change	% Change
Kauai Veterinary Clinic [1]	$3,472	$4,001	$(529)	-13%
Chiefland Animal Hospital	1,408	1,296	111	9%
Pets & Friends Animal Hospital	3,212	2,765	446	16%
Advanced Veterinary Care of Pasco	1,637	1,604	33	2%
Lytle Veterinary Clinic	1,565	1,761	(197)	-11%
Southern Kern Veterinary Clinic	3,333	2,733	600	22%
Bartow Animal Clinic	1,642	1,918	(276)	-14%
Dietz Family Pet Hospital	1,532	1,844	(312)	-17%
Aberdeen Veterinary Clinic	1,139	1,903	(764)	-40%
All Breed Pet Care Veterinary Clinic	2,750	2,789	(38)	-1%
Pony Express Veterinary Hospital	3,386	5,137	(1,751)	-34%
Williamsburg Animal Clinic	2,208	2,181	28	1%
Old 41 Animal Hospital	969	1,979	(1,011)	-51%
Valley Veterinary Services Animal Hospital	4,027	-	4,027	100%
Total Daily Service Revenue	$32,280	$31,912	$368

1.	The veterinary practice was sold effective September 20, 2024.

	Average Daily Product Revenue for the Period Ended		September 30, 2024 vs. September 30, 2023
Animal Hospital & Clinics	September 30, 2024	September 30, 2023	$ Change	% Change
Kauai Veterinary Clinic [1]	$1,108	$1,776	$(667)	-38%
Chiefland Animal Hospital	908	1,067	(159)	-15%
Pets & Friends Animal Hospital	1,017	895	123	14%
Advanced Veterinary Care of Pasco	459	731	(272)	-37%
Lytle Veterinary Clinic	799	889	(90)	-10%
Southern Kern Veterinary Clinic	761	481	280	58%
Bartow Animal Clinic	866	1,090	(223)	-20%
Dietz Family Pet Hospital	540	726	(186)	-26%
Aberdeen Veterinary Clinic	454	692	(238)	-34%
All Breed Pet Care Veterinary Clinic	840	1,089	(249)	-23%
Pony Express Veterinary Hospital	1,624	2,002	(377)	-19%
Williamsburg Animal Clinic	697	728	(31)	-4%
Old 41 Animal Hospital	330	701	(371)	-53%
Valley Veterinary Services Animal Hospital	1,327	-	1,327	100%
Total Daily Product Revenue	$11,731	$12,867	$(1,135)

1.	The veterinary practice was sold effective September 20, 2024.

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $33,826 or 1%, to $2,969,748 for the three months ended September 30, 2024 as compared to $2,935,922 for the three months ended September 30, 2023. The increase was driven primarily by the acquisition of Valley Veterinary animal hospital in Q4 2023.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $104,449, or 9%, to $1,079,277 for the three months ended September 30, 2024, as compared to $1,183,726 for the three months ended September 30, 2023. The overall decrease was a result of customers purchasing less products per visit.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $361,869 or 16%, to $2,568,085 for the three months ended September 30, 2024 as compared to $2,206,216 for the three months ended September 30, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by acquisition of Valley Veterinary animal hospital and increase to service costs.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $1,299, or 0.2%, to $854,291 for the three months ended September 30, 2024 as compared to $853,622 for the three months ended September 30, 2023. The increase in was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses decreased $573,668, or 16% to $2,988,122 for the three months ended September 30, 2024 as compared to $3,561,790 for the three months ended September 30, 2023. The decrease was primarily due to the Company’s decrease in payroll cost from a reduced headcount, cost associated with the initial public offering in August 2023 and termination of the consulting arrangements with Blue Herron and Star Circle.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $26,851, or 9%, to $340,167 for the three months ended September 30, 2024 as compared to $313,316 for the three months ended September 30, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the Valley Veterinary acquisition.

Other Expense: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $3,798,496, or 75%, to $1,254,105 for the three months ended September 30, 2024 as compared to $5,052,601 for the three months ended September 30, 2023. The decrease was primarily due to the decrease in the beneficial conversion offset by the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $4,394,676, or 56%, to $3,489,326 for the three months ended September 30, 2024 as compared to $7,884,002 for the three months ended September 30, 2023. The net loss is primarily attributable to the operating expenses associated with the Company’s animal hospitals and clinics, the cost associated with the public raise during the quarter, the IR Agency Consulting Agreement and other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $31,733,646 as of September 30, 2024. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the nine months ended September 30, 2024 the Company’s cash used in operations was $9,328,339.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2024, had an accumulated deficit and negative working capital of $31,733,646 and 2,576,544. For the three and nine months ended September 30, 2024, the Company sustained a net loss of $3,489,326 and $10,297,539. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

On August 18, 2022 the MLOCA was amended and restated to terminate the revolving feature on the Revolving Line and convert the line of credit to a closed end draw note (“Closed End Draw Note”) that mature on August 18, 2024. Each draw on the Closed End Draw Note shall not exceed eighty-five (85%) percent of the purchase price of the Practice. The Company shall contribute and maintain equity of a minimum of fifteen (15%) percent of the initial purchase price of a Practice as long as any draw on the Closed End Draw Note or a Term Loan remains unpaid with FNBD. The interest rate charge on all sums advance under the amended and restated MLOCA shall be 5.25% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest will be equal to the New York Prime Rate plus 0.65% that shall never be less than 4.75%. Each Practice to be acquired must have a minimum projected DSCR of 1.0x, defined as EBIDA/Annual Debt Service Requirement. The MLOCA has been fully drawn against, see the notes payable for the individual notes payable to FNDB for further detail below.

Notes payable to FNBD as of September 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2024	December 31, 2023	Issuance Cost
$237,272	CAH	12/27/21	12/27/41	3.98%	$222,223	$228,785	$6,108
231,987	CAH	12/27/21	12/27/31	3.98%	193,233	210,161	6,108
216,750	P&F	12/27/21	12/27/41	3.98%	203,003	208,997	5,370
318,750	P&F	12/27/21	12/27/31	3.98%	265,502	288,761	5,370
817,135	Pasco	1/14/22	1/14/32	3.98%	687,311	746,733	3,085
478,098	Lytle	3/15/22	3/15/32	3.98%	410,053	444,593	1,898
663,000	Lytle	3/15/22	3/15/42	3.98%	627,240	645,392	11,875
425,000	Kern	3/22/22	3/22/42	3.98%	402,077	413,713	7,855
1,275,000	Kern	3/22/22	3/22/32	3.98%	1,093,536	1,185,648	4,688
246,500	Bartow	5/18/22	5/18/42	3.98%	234,725	241,429	5,072
722,500	Bartow	5/18/22	5/18/32	3.98%	631,417	683,262	2,754
382,500	Dietz	6/15/22	6/15/32	3.98%	337,355	364,708	1,564
445,981	Aberdeen	7/19/22	7/29/32	3.98%	396,961	428,747	1,786
1,020,000	All Breed	8/12/22	8/12/42	3.98%	980,584	1,008,039	8,702
519,527	All Breed	8/12/22	8/12/32	3.98%	466,570	503,471	3,159
225,923	All Breed	8/12/22	8/12/32	5.25%	204,133	219,347	3,159
637,500	Williamsburg	12/8/22	12/8/32	5.25%	595,328	637,500	2,556
850,000	Valley Vet	11/8/23	11/8/33	5.25%	850,000	850,000	3,315
$9,713,423					$8,801,251	$9,309,286	$84,424

The Company amortized $1,560 and $1,412 of issuance cost in the aggregate during the three months ending September 30, 2024 and 2023, respectively. The Company amortized $4,646 and $5,436 of issuance cost in the aggregate during the nine months ending September 30, 2024 and 2023, respectively, for the FNBD notes payable.

FSB Commercial Loans

The Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”).

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”).

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that was capitalized and is being amortized straight line over the life of the loan. This loan was paid in full in February 2023.

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

The third loan with FSB that was entered into on October 31, 2022, was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

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

Notes payable to FSB as of September 30, 2024 and December 31, 2023 consisted of the following:

Original Principal	Acquisition	Entered	Maturity	Interest	September 30, 2024	December 31, 2023	Issuance Cost
$1,105,000	KVC	1/25/21	8/31/24	4.35%	$-	$997,010	$13,264
1,278,400	KVC	1/25/21	8/31/24	4.35%	-	960,849	10,085
469,914	KVC	1/25/21	2/25/23	5.05%	-	-	753
2,086,921	Pony Express	10/31/22	10/31/25	5.97%	1,776,915	1,902,452	25,575
400,000	Pony Express	10/31/22	10/31/42	5.97%	378,880	387,433	3,277
568,000	Old 41	12/16/22	12/16/25	6.5%	483,153	520,697	4,531
640,000	Old 41	12/16/22	12/16/25	6.5%	611,051	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.5%	375,000	375,000	6,877
$7,623,235					$3,624,999	$5,767,302	$69,439

The Company amortized $5,146 and $3,482 of issuance cost in the aggregate during the three months ending September 30, 2024 and 2023, respectively. The Company amortized $15,325 and $10,389 of issuance cost in the aggregate during the nine months ending September 30, 2024 and 2023, respectively, for the FSB notes payable.

Notes payable as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
FNBD Notes Payable	$8,801,251	$9,309,286
FSB Notes Payable	3,624,999	5,767,302
Total notes payable	12,426,250	15,076,588
Unamortized debt issuance costs	(103,698))	(124,170)
Notes payable, net of issuance cost	12,322,552	14,952,418
Less current portion	(1,401,449)	(1,469,043)
Long-term portion	$10,921,103	$13,483,375

Notes payable repayment requirements as of September 30, 2024, in the succeeding years are summarized as follows:

Remainder of 2024	$618,104
2025	3,610,465
2026	835,031
2027	872,072
2028	909,759
Thereafter	5,580,819
Total	$12,426,250

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate amount of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note is convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note has a face value of $2,500,000 with an original issue discount (“OID”) of 12% and has a maturity date of January 24, 2023. The OID of $300,000 is being amortized over the life of the loan. If the Company has not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The bridge loans had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 and $0 of issuance cost during the three months ended September 30, 2024 and 2023, respectively. The Company amortized $0 and $62,758 of issuance cost during the nine months ended September 30, 2024 and 2023.

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

A roll forward of the bridge note for the nine months ended September 30, 2023 is below:

Bridge notes, December 31, 2022	3,899,156
Amortization of original issue discount	116,656
Amortization of warrant discount	125,975
Amortization of debt issuance costs	62,758
Bridge notes, March 31, 2023	4,204,545
Bridge notes, June 30, 2023	4,204,545
Extinguishment of bridge notes in exchange for Series A Preferred Stock upon IPO on August 31, 2023	(4,204,545)
Bridge notes, September 30, 2023	-

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

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $2,015 and $2,015 of issuance cost during the three months ended September 30, 2024 and 2023, respectively. The Company amortized $6,002 and $5,890 for the nine months ending September 30, 2024 and 2023, respectively.

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

During the three and nine months ended September 30, 2024, the Company amortized $394,456 and $1,379,380 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and nine months ended September 30, 2024, the Company made $1,172,977 and $3,354,404 in payments on the loan payable. The outstanding balance of the loan payable as of September 30, 2024 and December 31, 2023, were $2,233,004 and $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table provides detailed information about our net cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,328,339)	$(3,065,990)
Net cash used in investing activities	(206,155)	(364,098)
Net cash provided by financing activities	10,036,732	4,942,220
Net increase (decrease) in Cash, cash equivalents and restricted cash	$502,238	$1,512,132

Operating Activities

For the nine months ended September 30, 2024, operating activities used $9,328,339 of cash compared to $3,065,990 net cash used for the nine months ended September 30, 2023. The cash used was primarily due to the Company’s net loss of $10,297,539 offset by non-cash expense of $6,136,057, which consisted of $1,028,475 of depreciation and amortization, $15,825 of amortization of issuance costs, $2,129,380 of amortization of debt discount, $269,172 of amortization of operating rights of use assets, $23,647 for stock-based compensation, $286,696 for issuance of class A common stock for services, $1,587,862 for loss on debt modification, $20,000 for issuance of class A common stock for general release agreement, $600,000 for issuance of Class A common stock and pre-funded warrants in connection with commitment shares, $467,049 for gain on disposal of business and positive working capital of $4,440,656, including increase in accounts receivables of $86,978, $34,527 increase in inventory, $2,701,612 increase in prepaid expenses and other current assets, $12,220 increase in other assets, $1,133,012 decrease in accounts payable,$574,196 decrease in accrued expenses, $92,322 decrease in cumulative series A preferred stock dividends payable, and $80,823 decrease in operating lease liabilities. These increases were offset by decreases of $151,796 decrease in refundable income tax and $32,519 due from former owners.

For the nine months ended September 30, 2023, the cash used was primarily due to the Company’s net loss of $10,650,745 offset by non-cash expense of $6,165,883, which consisted of $915,824 of depreciation and amortization, $128,583 of amortization of issuance costs, $650,731 of amortization of debt discount, $116,786 of amortization of operating rights of use assets, $2,701 for issuance of warrants to the CEO, $197,892 for issuance of class A common stock for services, $4,137,261 of beneficial conversion feature and positive working capital of $1,418,872, including $1,282,521 increase in accounts payable, $269,883 decrease in due from former owners, $40,343 decrease in refundable income tax, $15,816 decrease in other assets and $502,398 increase in accrued expenses offset by the $253,674 increase in prepaid expenses and other assets, increase in accounts receivables of $99,217, increase in inventory of $98,294, decrease in operating lease liabilities of $98,490.

Investing Activities

For the nine months ended September 30, 2024, the cash used was attributable to the purchase of property and equipment of $206,155.

For the nine months ended September 30, 2023, the cash used was attributable to the purchase of property and equipment of 360,082 and purchase of intangible assets of 4,016.

Financing Activities

For the nine months ended September 30, 2024, the cash provided was due to the $8,835,458 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $1,467,935 net proceeds from loans payable, $200,000 proceeds for issuance of convertible series A preferred stock, $1,000,000 proceeds from convertible note payable, $3,500,000 proceeds from exercise warrants offset by $3,916,004 payments on loan payable, $250,000 payments on convertible notes payable, $700,657 repayment on note payable and $100,000 repayment on convertible debentures.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of September 30, 2024, our intangible assets and goodwill balances were as follows:

September 30,
2024
Client List	$1,945,000
Noncompete Agreement	398,300
Trademark	1,075,900
Other Intangible Assets	45,836
Goodwill	8,022,082
$11,487,118

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuations would result in an increase of approximately $1.2 million to the client list and a decrease of approximately $1.2 million to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 3 years of revenue producing activities through December 31, 2023. No acquisitions occurred during the nine months ended September 30, 2024. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

Stock-Based Compensation

The stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of stock-based awards. The expected term is based on the “simplified method”, due to the Company’s limited stock award history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company Class A common stock has a limited history in the public markets, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate stock-based compensation expenses are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $12,322,552 as of September 30, 2024. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Departure of Chief Operating Officer

On November 11. 2023. Charles Stith Keiser resigned his position as Chief Operating Officer of the Company, effective immediately. Mr. Keiser will continue to serve as a member of the Board of Directors of the Company. The resignation did not result from any disagreement between Mr. Keiser and the Company, its management, the Board or any committee of the Board.

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

Date: November 13, 2024	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)