Form 10-K
period 2024-12-31
INSPIRE VETERINARY PARTNERS, INC.
filed 2025-03-31
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 28, 2024, there market value was $6,214,608 of the common equity of the registrant.

As of March 28, 2025, there were 2,119,551 shares of the registrant’s Class A common stock outstanding.

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

Risks Related to our Business

●	We have a limited operating history, are not profitable and may never become profitable.

●	If we fail to attract and keep senior management, we may be unable to successfully integrate acquisitions, scale our offerings of veterinary services, and deliver enhanced customer services, which may impact our results of operations and financial results.

●	We may need to raise additional capital to achieve our goals.

●	The Company incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

●	We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, and facilities, or through strategic alliances, and the failure to manage these acquisitions or strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

●	We may acquire other businesses that may be unsuccessful and could adversely dilute your ownership of our company.

●	We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.

●	Our management does not have experience as senior management of a public company or ensuring compliance with public company obligations, and fulfilling these obligations will be expensive and time consuming, which may divert management’s attention from the day-to-day operation of its business.

●	Failure to maintain effective internal controls over financial reporting could have a material adverse effect on the Company’s business, operating results and stock price.

●	Purchasing real estate with hospital acquisitions brings additional complexity and cost.

●	Our estimate of the size of our addressable market may prove to be inaccurate.

●	We may be unable to execute our growth strategies successfully or manage and sustain our growth, and as a result, our business may be adversely affected.

●	We may experience difficulties recruiting and retaining skilled veterinarians due to shortages that could disrupt our business.

●	Negative publicity arising from claims that we do not properly care for animals we handle could adversely affect how we are perceived by the public and reduce our sales and profitability.

●	Our quarterly operating results may fluctuate due to the timing of expenses, veterinary facility acquisitions, veterinary facility closures, and other factors.

●	Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer, employee, or other personal information maintained by us or our third-party providers is compromised, which could materially adversely affect our results of operations.

●	The animal health industry is highly competitive.

●	We may be unable to adequately protect our intellectual property rights.

●	We may be subject to litigation.

●	Natural disasters and other events beyond our control could harm our business.

ii

Risks Related to Government Regulation

●	Various government regulations could limit or delay our ability to develop and commercialize our services or otherwise negatively impact our business.

●	Failure to comply with governmental regulations or the expansion of existing or the enactment of new laws or regulations applicable to our veterinary services could adversely affect our business and our financial condition or lead to fines, litigation, or our inability to offer veterinary products or services in certain states.

●	We may fail to comply with various state or federal regulations covering the dispensing of prescription pet medications, including controlled substances, through our veterinary services businesses, which may subject us to reprimands, sanctions, probations, fines, or suspensions.

●	We are subject to environmental, health, and safety laws and regulations that could result in costs to us.

Risks Related to our Common Shares and Securities

●	We have received a listing deficiency notice from Nasdaq regarding our Class A Common Stock.

●	It is not possible to predict the actual number of shares we will sell to Tumim Stone Capital LLC (“Tumim”) under the Purchase Agreement dated November 30, 2023, as amended (the “Purchase Agreement”), or the actual gross proceeds resulting from those sales. We may not have access to the full amount available under the Purchase Agreement with Tumim.

●	Investors who buy shares at different times will likely pay different prices.

●	If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.

●	We do not intend to pay cash dividends for the foreseeable future.

●	Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

●	Our board of directors may designate and issue shares of new classes of stock, including the issuance of up to 16,108,500 additional shares of Class B common stock, that could be superior to or adversely affect you as a holder of our Class A common stock. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 98.0% of the voting power of our outstanding common stock.

●	The trading price of our Class A common stock is volatile, which could result in substantial losses to investors.

●	The sale or availability for sale of substantial amounts of our Class A common stock could adversely affect their market price.

●	We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and a smaller reporting companies will make our Class A Common Stock less attractive to investors.

●	We may be deemed a “controlled company” within the meaning of the rules of Nasdaq and, as a result, may qualify for, but do not intend to rely on, exemptions from certain corporate governance requirements.

●	Sales of a significant number of shares of our Class A Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A Common Stock.

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

The Company currently has thirteen veterinary hospitals located in nine states. Inspire Veterinary has expanded and plans to further expand through acquisitions of existing hospitals which have the financial track record, marketplace advantages and future growth potential. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area.

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

The Company’s principal executive offices are located at 780 Lynnhaven Parkway, Suite 400, Virginia Beach, Virginia 23452. Our telephone number is (757) 734-5464. Our website address is www.inspirevet.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this annual report on Form 10-K of which it forms a part.

Recent Developments

Charles Keiser Consulting Agreement

On March 6, 2024, we entered into a consulting agreement (the “Consulting Agreement”) with Charles “Chuck” Keiser, DVM, an experienced professional of veterinary medicine and the business of veterinary medicine, and a former member of the board of directors of the Company, pursuant to which we agreed to compensate Dr. Keiser for certain consulting services that he has provided to the Company relating to veterinary medicine business support and other related activities. As consideration for Dr. Keiser’s consulting services, Inspire agreed to issue to Dr. Keiser $151,695.60 worth of restricted shares of Class A common stock of the Company, which resulted in the issuance of 1,865,875 shares of Class A common stock based on the closing price of $0.0813 per share on the last trading day immediately prior to the date of the Consulting Agreement, as quoted on The Nasdaq Capital Market. The Consulting Agreement contains certain non-disclosure and confidentiality provisions applicable to Dr. Keiser for the benefit of the Company. Dr. Keiser released the Company from any and all claims he may have had against the Company.

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

March OID Notes

On March 26, 2024 we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors. Pursuant to the Purchase Agreement, Inspire issued to certain investors two Increasing OID Senior Notes (each a “Note” and collectively the “Notes”) each for $250,000. The Notes have a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise (the “Maturity Date”).

The Purchase Agreement contains a number of representations and warranties by Inspire and the investors which are qualified by materiality or Material Adverse Effect as defined in the Purchase Agreement, and also contain customary confidentiality and indemnification provisions.

The Notes contain an original issue discount (“OID”) which shall be: (i) fifteen percent (15%) if the Notes are satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Notes are satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Notes can be prepaid at any time prior to the Maturity Date without any penalties.

The Notes must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire Veterinary. All of the funds raised must be used to repay the Notes until the Notes are repaid in full.

The Notes are convertible into shares of Class A common stock of Inspire Veterinary, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Notes are not repaid by the Maturity Date the default provisions are as follow: (i) The Face Value (as such term is defined in the Notes) of the Notes will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Notes will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

Nasdaq Compliance

Minimum Bid Price and Stockholders’ Equity

On March 8, 2024, we received a staff determination letter (the “Staff Determination”) from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market. The Staff Determination was issued because, as of March 7, 2024, the Company’s securities had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). The Company appealed the Staff Determination and filed a hearing request with Nasdaq.

In addition, on April 11, 2024, the Company received a Staff Determination from Nasdaq notifying the Company that, based on the Company’s stockholders’ deficit of ($788,259) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. As such, the Company no longer complies with Nasdaq listing rules regarding minimal stockholder’s equity for continued listing. Accordingly, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

The Company’s hearing date with the Hearings Panel was held on May 14, 2024.

In order to address the bid price deficiency, on April 15, 2024, our board of directors approved a reverse stock split of the Company’s authorized and issued and outstanding shares of Class A common stock, par value $0.0001 per share at a ratio of 1 for 100 (the “Reverse Stock Split”). The Reverse Stock Split was effective on May 8, 2024. The total number of shares of Class A common stock authorized for issuance was reduced by a corresponding proportion from 100,000,000 shares to 1,000,000 shares.

On June 6, 2024, the Company received a letter from the Hearings Panel indicating that our request for continued listing on Nasdaq was granted subject to the following: (i) on or before June 15, 2024, the Company shall file a registration statement with the Securities and Exchange Commission for a public offering that will be led by Spartan Capital Securities, LLC, and (ii) on or before September 4, 2024, we shall demonstrate compliance with the minimum stockholder’s equity rule.

Shareholder Approval Rule

On September 24, 2024, the Company received a Staff determination notifying the Company that, based on its review of the Company’s securities, the Staff determined that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d). The Staff stated that the Company’s “best efforts” public offering, which closed on July 12, 2024, did not qualify as a public offering for the purposes of Nasdaq’s shareholder approval rules.

As such, Listing Rule 5635(d), which requires prior shareholder approval for transactions other than public offerings involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price was not met. Accordingly, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

On December 12, 2024, the Company received a letter from the Staff notifying the Company that it has demonstrated compliance with the with the minimum equity requirement in Listing Rule 5550(b)(1) as required by the Panel. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year, until December 12, 2025.

Additionally, the letter stated that upon further review of the terms and conditions of the “best efforts” offering closed by the Company on July 12, 2024, the Staff determined that the offering was not a “public offering” for the purposes of Nasdaq’s shareholder approval rules and accordingly, the Company was required, but failed, to obtain shareholder approval under the Listing Rule 5635(d) prior to issuing the securities in the offering. The Company obtained post-execution shareholder ratification of the offering and the Panel determined a Public Reprimand Letter was an appropriate resolution to this matter.

On December 16, 2024, the Company received a letter from the Staff notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share, for the prior 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until June 16, 2025, to regain compliance with the minimum bid price requirement.

January 2025 Reverse Stock Split

In order to address the bid price deficiency, on January 3, 2025, our board of directors approved a reverse stock split of the Company’s authorized and issued and outstanding shares of Class A common stock, par value $0.0001 per share at a ratio of 1 for 25 (the “January 2025 Reverse Stock Split”). The January 2025 Reverse Stock Split was effective on January 27, 2025. The total number of shares of Class A common stock authorized for issuance was reduced from 100,000,000 shares to 1,000,000 shares.

Increase in Authorized

On January 29, 2025, the holders of a majority of the issued and outstanding voting securities (the “Majority Stockholders”) of Inspire Veterinary Partners, Inc., (the “Company”), approved, by written consent an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Class A common stock to one hundred million (100,000,000) shares (the “Amendment”).

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada, which became effective on February 11, 2025.

Best Efforts Offerings

February Offering

On July 12, 2025 we entered into Securities Purchase Agreements under which the Company agreed to sell to the investors named therein, in a best efforts public offering of an aggregate of 47,058,823 shares of Class A common shares and, at the option of purchasers, pre-funded warrants in lieu of shares, priced at a public offering price of $0.085 for one common share or pre-funded warrant (less the par value of each share of Class A common stock in the case of each pre-funded warrant). The pre-funded warrants are issuable to purchasers in lieu of shares of Class A common stock that would otherwise result in such purchaser’s beneficial ownership exceeding 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Class A common stock, if any such purchaser so chooses. Each pre-funded warrant is exercisable at any time to purchase one common share at an exercise price of $0.0001 per share.

Gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $4.0 million. Spartan Capital Securities, LLC (“Spartan”) acted as sole placement agent in connection with this offering.

July Offering

On July 12, 2025 we entered into Securities Purchase Agreements under which the Company agreed to sell to the investors named therein, in a best efforts public offering of an aggregate of 6,000,000 units at an offering price of $1.00 per unit. Each unit consists of either one share of the Company’s Class A common stock, $0.001 par value per share, or one pre-funded warrant to purchase one share of the Company’s Class A common stock and one warrant to purchase one share of the Company’s Class A common stock.

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

Spartan Capital Securities, LLC acted as the sole placement agent for the offering and received a fee of 8% of the gross proceeds and reimbursement of $60,000 in non-accountable expenses and $125,000 of legal fees and out-of-pocket expenses, pursuant to a letter of engagement between the Company and Spartan.

Gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $6.0 million.

The securities were offered and sold pursuant to the Company’s registration statement on Form S-1 (File No. 333- 280194), as amended, which was declared effective by the Securities and Exchange Commission on July 2, 2024.

October Offering

On October 21, 2024, we entered into Securities Purchase Agreements under which the Company agreed to sell to the investors named therein, in a best efforts public offering an aggregate of 1,800,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share and pre-paid warrants to purchase 8,200,000 shares of Class A Common Stock at a public offering price of $0.25 per Share or Pre-paid Warrant.

The shares and pre-paid warrants were offered by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-282355), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on October 11, 2024 (the “Registration Statement”). A supplement to the prospectus contained in the Registration Statement filed with the Commission on October 22, 2024.

Spartan Capital Securities, LLC acted as the sole placement agent for the offering and received a fee of 8% of the gross proceeds, reimbursement of $25,000 in non-accountable expenses, and up to $75,000 in legal fees and out-of-pocket expenses, pursuant to a letter of engagement between the Company and Spartan. Gross proceeds from the Offering, before deducting the placement agent’s fees and other offering expenses, were $2,500,000.

H.C. Wainwright ATM

On December 20, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of the Company’s common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $25,000,000. The offer and sale of the shares will be made pursuant to a previously filed registration statement on Form S-3 (File No. 333- 282355) and the related prospectus, as supplemented by a prospectus supplement dated December 20, 2024 (the “Registration Statement”) and filed with the Securities and Exchange Commission on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the ATM Agreement, Wainwright may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, the Company may sell shares to Wainwright as principal, at a purchase price agreed upon by Wainwright and the Company. Wainwright may also sell shares in negotiated transactions with the Company’s prior approval. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Agreement or terminate the Agreement.

The Company has agreed to pay Wainwright a commission of 3.0% of the aggregate gross proceeds from any shares sold by Wainwright and to provide Wainwright with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement. The ATM Agreement contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

Richard Frank Employment Agreement

On March 3, 2025 we entered into an employment agreement (the “Employment Agreement”) with Richard Frank, the Company’s current Chief Financial Officer. The Employment Agreement provides for an initial two-year term. Further contract extensions will be managed by revised or new contract agreements. The Employment Agreement provides that Mr. Frank will receive a base salary of $255,000 per annum. The base salary will be reviewed at the end of each fiscal year and any recommended changes will be subject to approval of the compensation committee of the board of directors of the Company. Mr. Frank is eligible for annual bonuses which are dependent on certain key performance indications and incentive measurements are further described in the Employment Agreement. The Employment Agreement contains certain non-disclosure and confidentiality provisions applicable to Mr. Frank for the benefit of the Company. Mr. Frank has also agreed, during the term of his employment and for a two-year period following the termination of his employment not to solicit for employment any employee or any person who was employed by the Company within the prior six months. Mr. Frank is also barred from soliciting any clients or certain former clients of the Company for a period of two years following the termination of his employment with the Company. The Company has the right to terminate Mr. Frank’s employment immediately for cause upon certain specified acts, and he may be entitled to severance payments in certain circumstances.

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

Our Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, the Company intends to continue to the due diligence toward acquisition toward strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

Employees

As of March 31, 2025, we had 113 employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We have not generated any net profits to date, and we expect to continue to incur significant acquisition related costs and other expenses. Our net loss for the twelve months ended December 31, 2024 was $14,264,261 and for the year ended December 31, 2023 was $14,792,886. Our accumulated deficit as of December 31, 2024 was $36,350,281. As of December 31, 2024, we had total stockholders’ equity of approximately $1,562,005. We expect to continue to incur net losses for the foreseeable future, as we continue our development and acquisition of veterinary hospitals and related veterinary servicing activities. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

If our business plan is not successful, we may not be able to continue operations as a going concern and our shareholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this annual report on Form 10-K, as of December 31, 2024, we had $723,690 cash and restricted cash.

If we fail to raise sufficient capital pursuant to the Purchase Agreement, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we will be able to secure the necessary capital when needed. Consequently, we raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the year ended December 31, 2024. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing the cash flow issues. If we cannot continue as a going concern, our shareholders may lose their entire investment in us. If we fail to raise sufficient capital, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we will be able to secure the necessary capital when needed. Consequently, we raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ended December 31, 2024 and 2023. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing the cash flow issues. If we cannot continue as a going concern, our shareholders may lose their entire investment in us.

If we fail to attract and keep senior management, we may be unable to successfully integrate acquisitions, scale our offerings of veterinary services, and deliver enhanced customer services, which may impact our results of operations and financial results.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and senior personnel. We are highly dependent upon our senior management, particularly Kimball Carr, our President and Chief Executive Officer, and Richard Frank, our Chief Executive Officer. The loss of services of any of these individuals could negatively impact our ability to successfully integrate acquisitions, scale our employee roster, and deliver enhanced veterinary services, which may impact our results of operations and financial results. Although we have entered an employment agreement with Kimball Carr, our President and Chief Executive Officer, for one 3-year term (automatically extending for one-year terms thereafter) there can be no assurance that Mr. Carr or any other senior executive officer will extend their terms of service.

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

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $14,264,261 as of December 31, 2024. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. A portion of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before such portion of our U.S. NOLs expire. Under the Tax Cuts and Jobs Act (the “TCJA”), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2024 we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

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

The Company and its auditors were not required to perform an evaluation of internal control over financial reporting as of or for the years ended December 31, 2024 or 2023 in accordance with the provisions of the Sarbanes-Oxley Act. The Company’s independent registered public accounting firm will not be required to report on the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act  until the Company’s first annual report on Form 10-K following the date on which it ceases to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement. If such evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, the Company cannot, at this time, predict the outcome of this determination and whether the Company will need to implement remedial actions in order to implement effective control over financial reporting. If in subsequent years the Company is unable to assert that the Company’s internal control over financial reporting is effective, or if the Company’s auditors express an opinion that the Company’s internal control over financial reporting is ineffective, the Company may fail to meet the future reporting obligations in a timely and reliable manner and its financial statements may contain material misstatements. Any such failure could also adversely cause our investors to have less confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of the Company’s common stock.

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

Our Class A Common Stock currently trades on The Nasdaq Capital Market (“Nasdaq”). On December 16, 2024, we received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market, based upon the closing bid price of the Company’s Class A Common Stock. For 30 consecutive business days the Company was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until June 16, 2025, to regain compliance with the Minimum Bid Price Requirement.

There can be no assurance, however, that the Company will be able to regain compliance with the Bid Price Rule or that it will otherwise be in compliance with other Nasdaq listing rules.

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

Our board of directors may designate and issue shares of new classes of stock, including the issuance of up to 16,108,500 additional shares of Class B common stock, that could be superior to or adversely affect you as a holder of our Class A common stock. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 98.0% of the voting power of our outstanding common stock.

Our board of directors has the power to designate and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our Class A Common Stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our Class A Common Stock or that is convertible into our Class A Common Stock, which could decrease the relative voting power of our Class A Common Stock or result in dilution to our existing common stockholders. Although a majority of our board of directors are independent, our non-independent directors, officers, and their affiliates control approximately 98.0% of the voting power of our outstanding common stock. Our non-independent directors, officers and their affiliates may, through their control of over a significant portion of the voting power of our outstanding common stock, could influence the Company to take corporate actions or engage in transactions that may be at odds with the interests of other investors in our Class A common stock.

Any of these actions could significantly adversely affect the investment made by holders of our Class A Common Stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our Class A Common Stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our articles of incorporation authorize the issuance of four million (4,000,000) shares of Class A common stock, twenty million (20,000,000) shares of Class B common stock, and fifty million (50,000,000) shares of preferred stock. We currently have 1,176,059, 3,020,750 and 0 shares of Class A common stock, Class B common stock and Series A preferred stock, respectively, issued and outstanding. The Class B common stock is identical to the Class A common stock, except that each share of Class B common stock entitles the holder of such share 25 votes per share and is convertible into one share of Class A common stock. If our board of directors determined to issue the remaining 16,979,250 unissued Class B shares, such shares would represent an additional 424,481,250 votes and non-affiliated investors in our Class A Common Stock would have voting power of less than 1%.

Charles Stith Keiser, our director, the holder of 2,150,000 shares of our Class B common stock and 10 shares of our Class A common stock, controls approximately 69.8% of the voting power of the outstanding common stock of the Company.

Our directors Messrs. Carr, Keiser, and Lau hold a combined 3,020,750 shares of our Class B common stock and 41 shares of our Class A common stock, control approximately 98.0% of the voting power of the outstanding common stock prior to the issuance of any additional shares. See “Security Ownership of Certain Beneficial Owners and Management.”

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

Charles Stith Keiser, our director and the holder of 2,150,000 shares of our Class B common stock and 10 shares of our Class A common stock, controls approximately 69.8% of the voting power of the Company as of the date of this prospectus. However, if Mr. Keiser were to control greater than 50% of the voting power of our Class A Common Stock, the Company may be deemed a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the rules of Nasdaq, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including the requirement that a majority of the board of directors consists of independent directors, have a nominating and governance committee and compensation committee that is composed entirely of independent directors and the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.

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

Market Information

Our Class A Common Stock is listed on Nasdaq under the symbol “IVP”.

Holders

As of the date of this Annual Report, there were 41 stockholders of record for our Class A common stock, 3 stockholders of record for our Class B common stock and 0 stockholders of record for our Series A preferred stock.

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

Nasdaq Deficiency Notice

Class A Common Stock currently trades on The Nasdaq Capital Market (“Nasdaq”). On December 16, 2024, we received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market, based upon the closing bid price of the Company’s Class A Common Stock. For 30 consecutive business days the Company was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 days, or until June 16, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

Outstanding Equity Awards

No equity awards to our named executive officers were outstanding as of December 31, 2024 or as of the date of this Annual Report.

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

The following table provides information regarding our equity compensation plan as of December 31, 2024.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2022 Plan	4,747		$2.50	112,859
Total equity compensation plans approved by stockholders		$
Equity compensation plans not approved by security holders	-		-	-

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

With thirteen clinics located in nine states as of the date of this filing, Inspire Veterinary purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates its business as one operating and one reportable segment.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. In 2025 and beyond, the Company intends to continue to conduct the due diligence necessary to strategically acquire existing general practices, specialty hospitals, and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through December 31, 2024, and the related transaction price.

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

All Breed Pet Care Veterinary Clinic

On August 12, 2022, the Company acquired the veterinary practice and related assets of All Breed Pet Care veterinary clinic in Newburgh, Indiana from Tejal Rege for $952,000 through the Company’s wholly-owned subsidiary IVP IN Holding Company LLC. Simultaneously, the real estate operations, consisting of land and buildings, utilized by the All Breed practice was purchased for $1,200,000 through the Company’s wholly-owned subsidiary, IVP IN Properties, LLC. This acquisition was financed by three loans provided by Farmers National Bank of Danville for a total of $1,945,450.

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

Comparability of Our Results of Operations

The Company’s consolidated results of operations for the years ended December 31, 2024 compared to December 31, 2023 were significantly impacted by acquisitions.

Results of Operations for the years ended December 31, 2024 and 2023:

Summary of Results of Operations

	Year Ended December 31,		For the Year Ended
	2024	2023	$ Change	% Change
Service revenue	$12,188,526	$11,879,934	308,592	3%
Product revenue	4,403,583	4,795,459	(391,876)	-8%
Total revenue	16,592,109	16,675,393	(83,284)	0%

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	9,736,282	9,700,963	35,319	0%
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	3,563,279	3,420,515	142,764	4%
General and administrative expenses	11,421,352	9,476,287	1,663,815	18%
Depreciation and amortization	1,308,619	1,252,539	56,080	4%
Impairment expense	56,664	-	56,664	100%
Gain on sale of business	(467,049)	-	(467,049)	100%
Total operating expenses	25,619,147	23,850,304	1,768,843	7%

Loss from operations	(9,027,038)	(7,174,911)	(1,852,127)	26%

Other income (expenses):
Interest income	53	21	32	152%
Interest expense	(3,098,290)	(2,538,710)	(559,580)	22%
Loss on debt extinguishment	-	(16,105)	16,105	-100%
Loss on debt modification	(2,134,218)	(927,054)	(1,207,164)	130%
Beneficial conversion feature	-	(4,137,261)	4,137,261	-100%
Other income (expenses)	(4,768)	1,134	(5,902)	-520%
Total other expenses	(5,237,223)	(7,617,975)	2,380,752	-31%

Loss before income taxes	(14,264,261)	(14,792,886)	528,625	-4%

Benefit for income taxes	-	-	-	0%

Net loss	(14,264,261)	(14,792,886)	528,625	-4%
Dividend on convertible series A preferred stock	(220,850)	(271,245)	50,395	-19%
Net loss attributable to class A and B common stockholders	$(14,485,111)	$(15,064,131)	579,020	-4%

Net loss per Class A and B common shares:
Basic and diluted	$(2.61)	$(3.50)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,550,959	4,309,796

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Year Ended December 31,		December 31, 2024 vs. December 31, 2023
	2024	2023	$ Change	% Change
Revenue:
Service Revenue	$12,188,526	$11,879,934	$308,592	3%
Percentage of revenue	73%	71%
Product Revenue	4,403,583	4,795,459	(391,876)	-8%
Percentage of revenue	27%	29%
Total	$16,592,109	$16,675,393	$(83,284)	0%

	Average Daily Service Revenue for the Year Ended		December 31, 2024 vs. December 31, 2023
Animal Hospital & Clinics	December 31, 2024	December 31, 2023	$ Change	% Change
Kauai Veterinary Clinic[1]	$2,830	$4,134	$(1,304)	-32%
Chiefland Animal Hospital	1,606	1,631	(25)	-2%
Pets & Friends Animal Hospital	3,602	2,676	926	35%
Advanced Veterinary Care of Pasco	1,887	1,888	(1)	0%
Lytle Veterinary Clinic	1,761	1,759	1	0%
Southern Kern Veterinary Clinic	3,564	2,809	755	27%
Bartow Animal Clinic	1,835	2,350	(515)	-22%
Dietz Family Pet Hospital	1,497	1,804	(307)	-17%
Aberdeen Veterinary Clinic	1,176	1,718	(542)	-32%
All Breed Pet Care Veterinary Clinic	2,747	2,838	(90)	-3%
Pony Express Veterinary Hospital	3,559	4,070	(511)	-13%
Williamsburg Animal Clinic	2,223	2,252	(29)	-1%
Old 41 Animal Hospital	1,341	2,227	(886)	-40%
Valley Veterinary Services Animal Hospital	3,673	2,699	974	100%
Total Daily Service Revenue	$33,302	$34,855	$(1,553)

1.	The veterinary practice was sold effective September 20, 2024.

	Average Daily Product Revenue for the Year Ended		December 31, 2024 vs. December 31, 2023
Animal Hospital & Clinics	December 31, 2024	December 31, 2023	$ Change	% Change
Kauai Veterinary Clinic[1]	$991	$1,810	$(819	-45%
Chiefland Animal Hospital	1,017	1,033	(15)	-1%
Pets & Friends Animal Hospital	1,063	911	152	17%
Advanced Veterinary Care of Pasco	510	816	(307)	-38%
Lytle Veterinary Clinic	902	914	(12)	-1%
Southern Kern Veterinary Clinic	744	530	214	40%
Bartow Animal Clinic	950	1,027	(77)	-7%
Dietz Family Pet Hospital	596	853	(258)	-30%
Aberdeen Veterinary Clinic	485	573	(88)	-15%
All Breed Pet Care Veterinary Clinic	811	1,287	(476)	-37%
Pony Express Veterinary Hospital	1,436	1,815	(379)	-21%
Williamsburg Animal Clinic	691	744	(53)	-7%
Old 41 Animal Hospital	449	648	(199)	-31%
Valley Veterinary Services Animal Hospital	1,386	1,219	167	100%
Total Daily Product Revenue	$12.032	$14,180	$(2,149)

1.	The veterinary practice was sold effective September 20, 2024.

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $ 308,592 or 3%, to $12,188,526 for the year ended December 31, 2024 as compared to $11,879,934 for the year ended December 31, 2023. The increase was driven primarily by the acquisition of animal hospital in Q4 2023 and an increase in the price of our services slightly offset by the sale of the KVC practice in the third quarter of 2024.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $391,876, or 8%, to $4,403,583 for the year ended December 31, 2024 as compared to $4,795,459 for the year ended December 31, 2023. The overall decrease was a result of customers purchasing less products per visit and by the sale of the KVC practice in the third quarter of 2024.

Cost of revenue

	For the Year Ended		December 31, 2024 vs. 2023
	December 31, 2024	December 31, 2023	Variance in Dollars	Variance in Percent
Cost of services revenue	$9,736,282	$9,700,963	$35,319	0%
Cost of product revenue	3,563,279	3,420,515	142,764	4%
Total cost of revenues (exclusive of depreciation and amortization, shown separately below)	$13,299,561	$13,121,478	$178,083	1%

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $35,319, or 0%, to $9,736,282 for the year ended December 31, 2024 as compared to $9,700,963 for the year ended December 31, 2023. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by the acquisition of Valley Veterinary animal hospital and increase to service costs slightly offset by the sale of the KVC practice in the third quarter of 2024.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue increased $142,764, or 4%, to $3,563,279 for the year ended December 31, 2024 as compared to $3,420,515 for the year ended December 31, 2023. The increase in cost of product revenue was driven primarily by the acquisition of Valley Veterinary animal hospital, an increase to payroll costs and increase in product cost slightly offset by the sale of the KVC practice in the third quarter of 2024.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $1,945,065, or 21% to $11,421,352 for the year ended December 31, 2024 as compared to $9,476,287 for the year ended December 31, 2023. The increase was primarily due to the expenses generated by the Valley Veterinary practice acquisition, the IR agency contracts, marketing agreements and consulting contracts the Company entered into during the first quarter of 2024 following the February 2024 public offering and in the third quarter following the July 2024 public offering.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization increased $56,060, or 4%, to $1,308,619 for the year ended December 31, 2024 as compared to $1,252,539 for the year ended December 31, 2023. The increase was primarily due to the acquisition of depreciable or amortizable assets as part of the Valley Veterinary acquisition.

Other Expenses: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $2,380,752, or 31%, to $5,237,223 for the year ended December 31, 2024 as compared to $7,617,975 for the year ended December 31, 2023. The decrease was primarily due to the decrease in the beneficial conversion offset by the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $528,625, or 5%, to $14,264,261 for the year ended December 31, 2024 as compared to $14,792,886 for the year ended December 31, 2023. The decrease in net loss is primarily due to the gain on sale of KVC practice during the year and omission of any beneficial conversion feature during the year ended December 31, 2024.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $36,350,281 as of December 31, 2024. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. For the year ended December 31, 2024, the Company’s cash used in operations was $10,005,866.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $36,350,281. For the year ended December 31, 2024, the Company sustained a net loss of $14,264,261. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of December 31, 2024 and 2023 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2024	2023	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$219,975	$228,785	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	187,461	210,161	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	200,949	208,997	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	257,571	288,761	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	667,050	746,733	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	398,275	444,593	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	621,020	645,392	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	398,089	413,713	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,062,126	1,185,648	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	232,428	241,429	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	613,737	683,262	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	328,026	364,708	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	386,120	428,747	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	971,173	1,008,039	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	453,984	503,471	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	198,905	219,347	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	580,834	637,500	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	843,796	850,000	3,315
$9,713,423					$8,621,519	$9,309,286	$84,424

The Company amortized $6,206 and $7,152 of issuance cost in the aggregate during the year ending December 31, 2024 and 2023, respectively, for the FNBD notes payable.

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

The third commercial loan with FSB entered into on January 11, 2021 in the amount of $450,000 has a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan has monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that was capitalized and is being amortized straight line over the life of the loan. This loan was paid in full in February 2023.

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

On December 16, 2022, the company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 that was capitalized and is being amortized straight line over the life of the loan.

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

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our director and former Chief Operating Officer.

Notes payable to FSB as of December 31, 2024 and 2023 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2024	2023	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$997,010	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	960,849	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,733,807	1,902,452	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	375,943	387,433	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	470,227	520,697	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	406,641	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.50%	375,000	375,000	6,877
$7,623,235					$3,361,618	$5,767,302	$69,439

The Company amortized $19,053 and $14,611 of issuance cost in the aggregate during the year ended December 31, 2024 and 2023, respectively, for the FSB notes payable.

Notes payable as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
FNBD Notes Payable	$8,621,519	$9,309,286
FSB Notes Payable	3,361,618	5,767,302
Total notes payable	11,983,137	15,076,588
Unamortized debt issuance costs	(81,909)	(124,170)
Notes payable, net of issuance cost	11,901,228	14,952,418
Less current portion	(3,410,465)	(1,469,043)
Long-term portion	$8,490,763	$13,483,375

Notes payable repayment requirements as of December 31, 2024, in the succeeding years are summarized as follows:

2025	$3,416,965
2026	1,203,521
2027	872,072
2028	909,759
2029	950,587
Thereafter	$4,630,233

Bridge Notes

In December 2021, the Company entered into two bridge loans in the aggregate of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note was convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note had a face value of $2,500,000 with an original issue discount (“OID”) of 12% and had a maturity date of January 24, 2023. The OID of $300,000 was amortized over the life of the loan. If the Company had not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The Bridge Loan had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 of issuance cost for the year ended December 31, 2024 and 2023.

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

On November 18, 2022, the Company entered into an Original Issue Discount Secured Convertible Note loan (“bridge loan”) with Target Capital 1, LLC for $1,136,364. The note is issued at an original issue discount of 12% with an maturity date on the earlier of March 31, 2023 (“Initial Maturity Date”) or the Company’s sale of its Common Stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the Common Stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “Maturity Date”). The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note, and all accrued but unpaid interest at any time prior to the Maturity Date without the prior written consent of the Holder in the principal amount of $1,136,364, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the Initial Maturity Date due to, upon the closing date of a Qualified Financing, the Company shall pay to the Holder $1,136,364, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default, until the Event of Default is cured, or the Note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).

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

A roll forward of the bridge note for the year ended December 31, 2023, is below:

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

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture notes to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A Common Stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A Common Stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A Common Stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Note into Class A Common Stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A Common Stock. The Convertible Debenture principal balance was $100,000 and $3,714,500 as of December 31, 2023 and 2022. The Convertible Debenture incurred issuance cost of $40,000 that is amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $7,996 for the years ended December 31, 2024 and 2023.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 598 shares of Class A common stock at a conversion price of $3.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the PO price of $10,000 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%.

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

On December 24, 2024, the Company amended the financing arrangement to borrow an additional $513,650 resulting in the weekly payments to increase to $71,995 to be paid over 41 weeks. This amendment decreased the effective interest rate to 43%. The refinancing resulted in a loss on debt modification of $546,356.

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

During the year ended December 31, 2024, the Company amortized $1,624,333 OID and issuance cost included in interest expense on the statement of operations. During the year ended December 31, 2024, the Company made $4,509,147 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2024, is $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

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

The Convertible Notes Payable contain an original issue discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Notes Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Notes Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Notes Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Notes Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised must be used to repay the Convertible Notes Payable until the Convertible Notes Payable are repaid in full.

The Convertible Notes Payable are convertible into shares of common stock of Inspire, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.75 per share (the “Fixed Conversion Price”).

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

As of December 31, 2024 the balance of the convertible notes payable was $0. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

Operating leases

The future minimum lease payments required under leases as of December 31, 2024, were as follows:

Fiscal Year	Operating Leases
2025	$333,200
2026	312,299
2027	316,369
2028	323,311
2029	336,045
Thereafter	1,332,102
Undiscounted cash flows	2,953,326
Less: imputed interest	(825,858)
Lease liability	$2,127,468

Cash Flows for The Year Ended December 31, 2024 and 2023

The following table provides detailed information about our net cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(10,005,866)	$(3,820,771)
Net cash used in investing activities	(237,983)	(1,869,530)
Net cash provided by financing activities	10,588,578	5,625,009
Net increase (decrease) in Cash, cash equivalents and restricted cash	$344,729	$(65,292)

Operating Activities

Our primary source of cash from operating activities is the revenue generated from our animal hospitals and clinics. Our primary uses of cash from operating activities are the funding of our payroll and veterinary animal hospital and clinic related cost as well as the costs of supplied used in providing veterinary services. For the year ended December 31, 2024 cash flow from operations included a $14.3 million net loss, an increase of $529 thousand compared to 2023, non-cash add-backs to net loss of $6.6 million, and a $2.4 million increase in cash flows from changes in operating assets and liabilities, driven primarily by decreased outstanding accounts payable and accrued expenses and an increase to prepaid expenses offset by an increase to loans payable. Such activity, along with the timing of cash payments, are the primary drivers of the year over year changes in net cash used in operating activities.

Investing Activities

Our uses of cash for investing activities are capital expenditures for purchases of property and equipment for our animal hospital and clinics.

Financing Activities

Our primary sources of cash from financing activities are the proceeds of issuance of class A common stock and warrants, proceeds of issuance of class A common stock and pre-funded warrants, repurchase and cancellation of the class B common stock, proceeds from loans payable, payments from loans payable, proceeds from issuance of convertible series A preferred stock, proceeds from convertible note payable, payments from convertible note payable, repayment of note payable, proceeds from exercise of warrants, and repayment of convertible debentures.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, regulatory, and inflation.

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $11,983,137 as of December 31, 2024. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

●	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

●	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

●	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

●	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of December 31, 2024 our intangible assets and goodwill balances were as follows:

December 31,
2024
Client List	$1,916,444
Noncompete Agreement	398,300
Trademark	1,047,792
Other Intangible Assets	45,836
Goodwill	8,022,082
$11,430,454

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuation would result in an increase of approximately $100 thousand to the client list and a decrease of approximately $100 thousand to goodwill. We have elected to use the industry standard as our Company has minimal historical operations with less than 3 years of revenue producing activities through December 31, 2023. The company acquired Valley Veterinary Services on November 8, 2023. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company. The Company did not make any acquisitions during the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was not effective due to material weaknesses in internal controls over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness in internal controls over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2024, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i)	entity-level controls - Controls are not in place with respect to the five components of entity-level controls: Control Environment, Risk Assessment, Monitoring, Information and Communication, and Control Activities; and

(ii)	information technology general controls and segregation of duties - Lack of proper segregation of duties related to journal entries. The accounting software does not require approval before a journal entry is posted to the general ledger. Thus, an unapproved journal entry can be easily input into the system without the knowledge of senior management; and

The Company has continued to address the material weaknesses described above through the following actions:

-	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;

-	Further centralization of key accounting processes to enable greater segregation of duties;

-	Developing further training on segregation of duties; and

-	Designing and implementing additional compensating controls where necessary.

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2025.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Kimball Carr	54	President and Chief Executive Officer
Richard Paul Frank	56	Chief Financial Officer
Larry Alexander	44	Director
Charles Stith Keiser	40	Director
Phillip Balatsos	48	Director
Anne Murphy	58	Director
Erinn Thomas-Mackey, DVM	38	Director
Timothy Watters	62	Director

Executive Officers

Kimball Carr – Mr. Carr has served as our President and Chief Executive Officer since February 2021. Mr. Carr has over a varied 30-year career in many roles with private and public business entities. With early education in journalism and continuing education at the University of Virginia’s Darden Business School, Mr. Carr’s leadership career includes elevated roles for Starbucks Coffee Company, Mars Incorporated and Trupanion Medical Insurance. From March 2018 through the present, Mr. Carr served as President of Ocean 35 Inc., owner of retail brands focused on the sports of surfing and skateboarding as well as education and support of youth participation in the sports. From March 2018, Mr. Carr was the owner and founder of Grom Coast Surf & Skate, a regional commercial surf shop (subsequently closed). From December 2019 through February 2021, Mr. Carr was the director of learning and development of Blue Heron Consulting, offering comprehensive operational, financial, and medical team coaching for veterinarians and animal health care industry professionals across the country. During his tenure as a business leader, he has built multi-year growth strategies, led teams of over 2,000 professionals and delivered collective revenues in excess of $1 billion. He brings deep experience in veterinary and field operations, start-up processes, leadership development, growth strategies and turn arounds. He has led the acquisition and de novo opening of hundreds of company units over the course of his career and has built highly effective field leadership teams which have delivered industry-leading results. His connection to the pet care industry is highlighted by deep relationships he has across the sector, providing access to talent which IVP intends to leverage. Mr. Carr’s volunteer work includes service as President of the Banfield Associate Relief fund, an employee assistance program founded in relation to his role in the recovery for Banfield associates from Hurricane Sandy in the Northeast United States. Mr. Carr is not obligated to dedicate all of his time or resources or any specific portion of his time exclusively to the Company. Mr. Carr attended Tidewater Community College in October 1991 and attended the University of Virginia Darden Business School executive master’s of business administration from 2004 to 2006. We believe Mr. Carr is qualified to serve on the board due to his extensive background in retail business, his demonstrated success in entrepreneurial enterprises and his more than a decade of expertise in the veterinary medicine services industry.

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

Directors

Larry Alexander – Mr. Alexander is a Director whose appointment became effective upon the listing of the Company’s Class A common stock on The Nasdaq Capital Market. He is currently the Vice President of Operations for CarepathRx, holding that role since January 2022.  Previously, Mr. Alexander served as Managing Director of First Financial Bank from September 2017 through December 2021.  Earlier in his career, he worked for McKesson Corporation from June 2002 through 2017, most recently as Vice President, Strategic Solutions and National Accounts from January 2010 through August 2017.  Mr. Alexander brings over 20 years of experience, serving in senior leadership positions in Fortune 5, private equity, non-profit, and privately held companies, with an outstanding record of business growth and profitability across multiple industries.  His career has focused on developing people and his engaged and high performing teams. Alexander’s proven results and leadership experience include leading multi-billion dollar negotiations, facilitating M&A engagements, and new business development.  He has revived and started new businesses, with a deep focus on culture and growth. He gives generously of his time by serving many worthy organizations; chairing capital campaigns in his community; instituting college scholarship programs; leading hurricane disaster relief efforts; guest lecturing at universities; and has served on several boards of directors. Mr. Alexander graduated with a Bachelor of Science Degree in Industrial Distribution in May 2002 from Texas A&M University. We believe Mr. Alexander is qualified to serve on the board in light of his decades of experience in business operations in public and private enterprises across multiple industries,

Charles Stith Keiser – Mr. Keiser has served as our Director since early January 1, 2022. He has served as Chief Executive Officer of Blue Heron Consulting, a veterinary consulting company serving hospitals of all sizes and specialties across North America, since March 2015. Earlier in his career, he served as Director of Student Programs for the American Animal Hospital Association from September of 2011 through March of 2015. He grew up in veterinary medicine as the son of a practice owning veterinarian and has spent his entire career in the industry. In addition to his employment, Mr. Keiser continues to volunteer as a facilitator and lecturer for professional skills curriculum at veterinary schools across the country. Mr. Keiser continues to develop and deliver professional development content as an adjunct faculty member at several U.S. veterinary schools. Mr. Keiser’s volunteer experience includes serving as Chair of VetCAN (Veterinary Career Advisory Network), terms as President of VetPartner’s Career Development and Practice Management Special Interest Groups, participation in Washington State University’s CVM “Diagnostic Challenge” and a seat on the AVMA’s Economics Advisory Research Council Financial Literacy task force. Mr. Keiser has served in the veterinary profession since his graduation from Hope College with a degree in Business, Management and Accounting in 2008. Mr. Keiser is not obligated to dedicate all of his time or resources or any specific portion of his time exclusively to the Company. We believe Mr. Keiser is qualified to serve on the board due to his substantial experience in the practice of veterinary medicine and his leadership roles teaching and serving in veterinary schools and industry groups.

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

Phillip Balatsos — Since August 2022, Mr. Balatsos has served as the Vice President of Foreign Exchange Emerging Markets Rates Sales/Trading with XP Investments US Inc. for which Mr. Balatsos provides coverage and execution of currency trading in emerging markets as well as commodity and fixed income products and derivatives for global macro hedge funds. In September 2018 Mr. Balatsos founded LAPH Hospitality where he served as an Operator until to August of 2022. During his time with LAPH Hospitality, Mr. Balatsos operated a multi-location café/catering business. Mr. Balatsos previously served as a Director member on the board for Sadot Group Inc. and sat on the audit and finance committees during his term. Prior to his tenure in hospitality, Mr. Balatsos held various positions on Wall Street including Vice President, Foreign Exchange Sales/Trading for Credit Suisse; Director, Foreign Exchange Hedge Fund Sales for Barclays Capital and Financial Advisor for Stifel Nicolaus & Co. Mr. Balatsos graduated from Skidmore College with a Bachelor of Science in Business Administration and from Institute of Culinary Education. We believe Mr. Balatsos is qualified to serve on the board due to his vast experience in the financial industry and his deep understanding of emerging markets.

Committees of the Board of Directors

Audit Committee

The Audit Committee is composed of three independent directors: Timothy Watters and Phillip Balatsos, with Mr. Watters serving as Chair. Each member of the Audit Committee is an independent director as defined by the rules of the Commission and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

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

Compensation Committee

The Compensation Committee, which currently consists of Anne Murphy, Phillip Balatsos and Larry Alexander, each of whom meets the independence requirements of all other applicable laws, rules and regulations as defined by the rules of the Commission and Nasdaq, as determined by the Board, with Ms. Murphy serving as Chair. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was established upon the consummation of our initial public offering on August 31, 2023. Prior to that date, no current members of our Compensation Committee served as members of our Board. Accordingly, during the fiscal year ended December 31, 2024 (our last completed fiscal year), no member of our Compensation Committee:

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

Board Leadership Structure

Kimball Carr serves as our director, President and Chief Executive officer and regularly communicates with other members of management, the Board and Company counsel.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Kimball Carr, our President and Chief Executive Officer, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us are our liquidity and the lack of material revenue.

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

item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our directors and our Named Executive Officers who are named in the “2024 and 2023 Summary Compensation Table” below. In 2024, our directors and “Named Executive Officers” and their positions were as follows:

●	Kimball Carr, President and Chief Executive Officer;

●	Richard Frank, Chief Financial Officer; and

●	Alexandra Quatri, DVM, Vice President of Medical Operations.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

2024 and 2023 Summary Named Executive Officer Compensation Table

The following table sets forth information concerning the compensation of our named executive officers and directors for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)	Total
Kimball Carr (1)	2024	250,000	-	-	-	16,486	266,486
President and Chief Executive Officer	2023	233,630	-	-	-	17,061	249,753
Richard Frank	2024	194,783	-	-	-	12,274	207,057
Chief Financial Officer	2023	191,781	-	-	-	10,103	180,860
Alexandra Quatri, DVM	2024	198,240	-	-	-	11,766	210,005
Vice President of Medical Operations	2023	194,272	-	-	-	10,078	204,351
Laura Johnson(2)		45,230	-	-		2,317	47,547
Vice President of Operations		-	-	-	-	-	-
Lynley Kees		180,000	-	-		14,386	207,057
Vice President of Human Resources		131,539	-	-		11,765	180,860

(1)	“All Other Compensation ($)” consists of Company contributions to medical benefit premiums.

(2)	Employment began September 23, 2024, represents pro-rata annual salary of $210,000.

Employment Agreements

Kimball Carr Employment

The Company entered into an employment agreement (the “Employment Agreement”) with Kimball Carr, the Company’s President and Chief Executive Officer, on July 8, 2021. The Employment Agreement provides for a three-year term with the ability to renew, upon the affirmative vote of the board of directors (with Mr. Carr abstaining) for successive one-year terms.

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

Termination

The Company may terminate Mr. Carr’s employment immediately for cause includes:

●	his death;

●	his mental or physical incapacity that prevents him, with or without reasonable accommodation, from performing his essential duties for a period of 60 consecutive days or longer;

●	disloyalty or dishonesty towards the Company;

●	gross or intentional neglect of in the performance of his duties and services or material failure to perform his duties and services;

●	his violation of any law, rule, or regulation (other than minor traffic violations) related to his duties;

●	his material breach of any provision of the Employment Agreement or any written Inspire policy, if such breach is not cured within 10 days after written notice; and

●	any other act or omission which harms or may reasonably be expected to harm the reputation or business interests of the Company.

Mr. Carr may terminate the Employment Agreement immediately for good reason, which is defined to include:

●	a material breach of the Employment Agreement by the Company, if such breach is not cured within 10 days after written notice;

●	a material reduction in his duties or responsibilities without his consent, if such breach is not cured within 10 days after written notice;

●	a relocation of his office to a location more than 30 miles from Virginia Beach, Virginia without his consent, if such relocation is not reversed within 10 days after written notice; and

●	a change in control of the Company, provided that he gives notice of termination based on such change in control within six months.

Miscellaneous

Mr. Carr is entitled to severance payments in certain circumstances. The Employment Agreement is governed by the laws of the Commonwealth of Virginia.

On July 24, 2024, our Board of Directors and Mr. Carr agreed to a six-month extension of Mr. Carr’s Employment Agreement. The agreement featured a term of the three years, which was completed on July 8, 2024. Pursuant to the extension, which by agreement shall be deemed legally effective as of July 8, 2024, Mr. Carr’s continuing service as Chief Executive Officer will be governed by the terms of the Agreement through February 1, 2025. The Company and Mr. Carr are currently negotiating an updated employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 29, 2025, the number of shares of common stock beneficially owned by:

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

The calculations of the applicable percentage of beneficial ownership are based on:

●	1,513,679 shares of Class A Common Stock;

●	3,020,750 shares of Class B common stock; and

●	0 shares of Series A preferred stock issued and outstanding as of January 29, 2025.

The calculations of the applicable percentage of voting power include the beneficial ownership and also includes:

●	the voting power of 3,020,750 shares of Class B Common Stock outstanding as of the date of this prospectus (each share of Class B common stock entitles the holder of record to twenty-five (25) votes on all matters submitted to a vote of stockholders).

Except as otherwise indicated, all shares are owned directly. Each indicated holder has sole voting power and sole investment power over the shares indicated in the table below:

Name and Address of Beneficial Owner (1)	Title	Class of Voting Stock Beneficially Owned	Number of Shares Beneficially Owned		% Owned	Total Combined% Voting
NAMED EXECUTIVE OFFICERS
Kimball Carr		Class A common	31	(2)	*	10.8%
		Class B common	333,250		11.0%
		Preferred	-		*

Richard Frank		Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Alexandra Quatri		Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*
DIRECTORS
Lawrence Alexander	Director	Class A common	1		*	*
		Class B common	-		*
		Preferred	-		*

Charles Stith Keiser	Director	Class A common	10		*	69.8%
		Class B common	2,150,000	(3)	71.2%
		Preferred	-		*

Peter Lau(5)	Former Director	Class A common	-		*	17.4%
		Class B common	537,500		17.8%
		Preferred	-		*

Dr. Thomas-Mackey	Director	Class A common	5,600		*	*
		Class B common	-		*
		Preferred	-		*

John Suprock(6)	Former Director	Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Timothy Watters	Director	Class A common	-		*	*
		Class B common	-		*
		Preferred	-		*

Name and Address of Beneficial Owner (1)	Title	Class of Voting Stock Beneficially Owned	Number of Shares Beneficially Owned	% Voting	Total Combined% Voting
5% OWNERS
Wilderness Trace Veterinary Partners, LLC (4)		Class A common	-	*	69.8%
		Class B common	2,150,000	71.2%
		Series A preferred	-	*

*	Represents ownership of less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 780 Lynnhaven Parkway, Suite 400, Virginia Beach, Virginia 23452

(2)	Includes a warrant for 50,000 shares of Class A common stock. The warrant was issued effective as of January 1, 2023 and is exercisable at any time and from time to time by the holder for a period of five (5) years from January 1, 2023 at an exercise price per share equal to $6,000.00, subject to adjustment for subsequent stock splits, stock combinations, stock dividends, and recapitalizations.

(3)	Beneficially owned by Wilderness Trace Veterinary Partners, LLC, which is controlled by Charles Stith Keiser, the Company’s director.

(4)	Wilderness Trace Veterinary Partners, LLC is 100% owned and controlled by Charles Stith Keiser, the Company’s director.

(5)	Mr. Lau declined to stand for re-election at the annual meeting of stockholders of the Company held on October 9, 2024.

(6)	Mr. Suprock declined to stand for re-election at the annual meeting of stockholders of the Company held on October 9, 2024.

Change-in-Control Agreements

Other than a provision in the Employment Agreement with Mr. Carr, our President and Chief Executive Officer, which provides that Mr. Carr may terminate his employment with the Company within six-months following a change in control of the Company, the Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain relationships and related transactions, and director independence

Operating Leases with Related Parties

The Company has intercompany leases between its subsidiaries, and these transactions and balance have been eliminated in the consolidated financial statements.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to us by a member firm of Kreit & Chiu CPA LLP, our independent registered public accounting firm for professional services rendered for the fiscal years ended December 31, 2023 and December 31, 2024.

Services	2024	2023
Audit fees (1)	$276,150	$292,400
Audit related fees (2)		-
Tax fees (3)	-	-
All other fees (4)		28,130
Total fees	$276,150	$320,530

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and initial public offering.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

Part IV

Item 15. exhibits, financial statement schedules

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of Inspire Veterinary Partners, Inc.(1)
3.2(a)	Articles of Conversion to Nevada corporation, dated as of June 29, 2022
3.3(b)	Second Amended and Restated By-Laws of Inspire Veterinary Partners, Inc.
3.4(c)	Certificate of Designations relating to Series A preferred stock of Veterinary Partners, Inc.
3.5(d)	First Amendment to Certificate of Designations relating to Series A preferred stock of Veterinary Partners, Inc.
3.6(l)	Second Amendment to the Certificate of Designation relating to the Series A preferred Stock of Veterinary Partners, Inc.
3.7(o)	Certificate of Amendment to Articles of Incorporation
4.1(a)	Warrant of Kimball Carr dated as of January 1, 2023
4.2(c)	New Warrant of Target Capital 1 LLC dated June 30, 2023
4.3(c)	New Warrant of Dragon Dynamic Catalytic Bridge SAC Fund dated June 30, 2023
4.4(c)	New Warrant of 622 Capital LLC dated June 30, 2023
4.5(g)	IPO Warrant of Spartan Capital Securities, LLC dated as of August 30, 2023
4.6(e)	Registration Rights Agreement, dated November 30, 2023, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
4.7(h)	Form of Pre-Funded Warrant in the Best-Efforts Offering
4.8(o)	Form of Pre-Funded Warrant
4.9(n)	Form of Common Warrant
10.1(e)	Common Stock Purchase Agreement, dated November 30, 2023, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
10.2(a)†	Form of Master Lending and Credit Facility Agreement with WealthSouth, a division of Farmer’s National Bank of Danville Kentucky
10.3(a)†	Notice And Consent To Modification And Confirmation Of Guaranty By Guarantor with First Southern National Bank
10.4(a)	Employment Agreement of Kimball Carr
10.5(a)	Equity Incentive Plan of the Company
10.6(a)	Form of Asset Purchase Agreement of the Company
10.7(a)	Form of Real Estate Purchase Agreement of the Company
10.8(a)	Consulting Agreement between the Company and Alchemy Advisory LLC dated as of December 1, 2021
10.9(a)	Amendment to Consulting Agreement between the Company and Alchemy Advisory LLC dated as of November 15, 2022
10.10(a)	Capital Market Advisory Agreement between the Company and Exchange listing, LLC, dated as of December 28, 2021
10.11(a)	Consulting Agreement between the Company and Blue Heron Consulting, dated as of June 24, 2021
10.12(a)	Financial Consulting Agreement with Star Circle Advisory Group, LLC dated as of August 2, 2022
10.13(f)	Merchant Cash Advance Agreement with Cedar Advance, LLC
10.14(g)	Executive Incentive Compensation Recovery Policy
10.15(h)	Letter Agreement, dated January 19, 2024, between Inspire Veterinary Partners, Inc. and Tumim Stone Capital LLC
10.16(g)	Subscription Agreement, dated January 2, 2024, between Inspire Veterinary Partners, Inc. and Target Capital 1 LLC
10.17(h)	Form of Securities Purchase Agreement between Inspire Veterinary Partners, Inc. and purchasers
10.18(d)	Asset Purchase Agreement, dated October 27, 2023, by and among the Company, IVP PA Holding Company, LLC, Valley Veterinary Service, Inc., Michelle Bartus, VMD and Peter Nelson, VMD
10.19(h)	Form of Placement Agent Agreement between Inspire Veterinary Partners, Inc. and Spartan Capital Securities, LLC

10.20(i)†	Services Agreement, dated August 1, 2023, between Inspire Veterinary Partners, Inc. and TraqDigital Marketing Group
10.21(j)	Employment Agreement of Richard Frank
10.22(k)	Consulting Agreement, dated March 6, 2024, between Inspire Veterinary Partners, Inc. and Charles “Chuck” Keiser, DVM
10.23(k)	General Release Agreement, dated March 6, 2024, between Inspire Veterinary Partners, Inc. and the Releasors party thereto.
10.24 (l)	Form of Securities Purchase Agreement dated March 28, 2024
10.25 (l)	Form of Increasing OID Senior Note
10.26 (n)	Form of Securities Purchase Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
14.1(a)	Code of Business Conduct and Ethics
21.1(i)	List of Subsidiaries
23.1(i)	Consent of Kreit & Chiu CPA LLP
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Bank account information or the addresses of certain officers has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and the type of information that the registrant treats as private or confidential. An unredacted copy of the exhibit will be furnished supplementally to the SEC upon request.

(a)	Incorporated by reference to Registration Statement on Form S-1/A filed May 23, 2023.
(b)	Incorporated by reference to Registration Statement on Form S-1/A filed August 2, 2023.
(c)	Incorporated by reference to Registration Statement on Form S-1/A filed July 14, 2023.
(d)	Incorporated by reference to Current Report on Form 8-K filed November 8, 2023.
(e)	Incorporated by reference to Current Report on Form 8-K filed December 6, 2023.
(f)	Incorporated by reference to Registration Statement on Form S-1/A filed August 23, 2023.
(g)	Incorporated by reference to Registration Statement on Form S-1 filed January 4, 2024.
(h)	Incorporated by reference to Registration Statement on Form S-1/A filed January 26, 2024.
(i)	Incorporated by reference to Registration Statement on Form S-1 filed January 31, 2024.
(j)	Incorporated by reference to Current Report on Form 8-K filed February 16, 2024.
(k)	Incorporated by reference to Current Report on Form 8-K filed March 12, 2024.

(l)	Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2024.

(m)	Incorporated by reference to the Form 10-K filed on April 8, 2024.

(n)	Incorporated by reference to the Form S-1 filed on June 14, 2024.

(o)	Incorporated by reference to the Form S-1/A filed on June 24, 2024.

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRE VETERINARY PARTNERS, INC.

Date: March 31, 2025	By:	/s/ Kimball Carr
		Name:	Kimball Carr
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Richard Frank
		Name:	Richard Frank
		Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kimball Carr	President and Chief Executive Officer	March 31, 2025
Kimball Carr	(Principal Executive Officer)

/s/ Richard Frank	Chief Financial Officer	March 31, 2025
Richard Frank	(Principal Financial Officer)

/s/ Larry Alexander	Director	March 31, 2025
Larry Alexander

/s/ Charles Stith Keiser	Director	March 31, 2025
Charles Stith Keiser

/s/ Phillip Balatsos	Director	March 31, 2025
Phillip Balatsos

/s/ Anne Murphy	Director	March 31, 2025
Anne Murphy

/s/ Erinn Thomas-Mackey, DVM	Director	March 31, 2025
Erinn Thomas-Mackey, DVM

/s/ Timothy Watters	Director	March 31, 2025
Timothy Watters

INDEX TO THE INSPIRE VETERINARY PARTNERS, INC AND SUBSIDIARIES FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Inspire Veterinary Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspire Veterinary Partners, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Inspire Veterinary Partners, Inc. as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred recurring losses and at December 31, 2024, had an accumulated deficit of $36,350,281 and a working capital deficit of $6,176,268. For the year ended December 31, 2024, the Company sustained a net loss of $14,264,261 and used $10,005,866 in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Inspire Veterinary Partners, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit & Chiu CPA LLP

We have served as Inspire Veterinary Partners, Inc.’s auditor since 2021.

Los Angeles, California

March 31, 2025

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Balance Sheets

	Year Ended December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$523,690	$178,961
Accounts receivable, net	40,675	28,573
Due from former owners	-	32,519
Inventory	516,650	571,512
Refundable income tax	-	151,796
Prepaid expenses and other current assets	942,456	388,759
Total current assets	2,023,471	1,352,120

Restricted cash - non-current	200,000	200,000
Property and equipment, net	6,382,788	7,949,144
Right-of-use assets	1,879,729	1,616,198
Other intangibles, net	1,633,927	2,513,028
Goodwill	8,022,082	8,147,590
Other assets	53,997	12,895
Total assets	$20,195,994	$21,790,975

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$1,979,503	$3,206,594
Accrued expenses	285,770	858,334
Cumulative Series A preferred stock dividends payable	-	92,322
Operating lease liabilities	183,981	141,691
Loans payable, net of discount	2,340,020	1,713,831
Convertible debentures, net of issuance costs	-	100,000
Notes payable, net of discount	3,410,465	1,469,043
Total current liabilities	8,199,739	7,581,815

Operating lease liabilities, non-current	1,943,487	1,514,044
Notes payable - noncurrent	8,490,763	13,483,375
Total liabilities	18,633,989	22,579,234

Commitments and Contingencies (Note 15)

Stockholder’s Equity (Deficit)
Common stock - Class A, $0.0001 par value, 4 million shares authorized, 1,176,059 and 2,817 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	117	-
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,020,750 and 3,891,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	302	389
Convertible series A preferred stock, $0.0001 par value, 1 million shares authorized, 0 and 403,640 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	-	40
Additional paid in capital	37,911,867	20,426,569
Accumulated deficit	(36,350,281)	(21,215,257)
Total stockholder’s equity (deficit)	1,562,005	(788,259)
Total liabilities and stockholder’s equity (deficit)	$20,195,994	$21,790,975

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Service revenue	$12,188,526	$11,879,934
Product revenue	4,403,583	4,795,459
Total revenue	16,592,109	16,675,393

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	9,736,282	9,700,963
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	3,563,279	3,420,515
General and administrative expenses	11,421,352	9,476,287
Depreciation and amortization	1,308,619	1,252,539
Impairment expense	56,664	-
Gain on sale of business	(467,049)	-
Total operating expenses	25,619,147	23,850,304

Loss from operations	(9,027,038)	(7,174,911)

Other income (expenses):
Interest income	53	21
Interest expense	(3,098,290)	(2,538,710)
Loss on debt extinguishment	-	(16,105)
Loss on debt modification	(2,134,218)	(927,054)
Beneficial conversion feature	-	(4,137,261)
Other income (expenses)	(4,768)	1,134
Total other expenses	(5,237,223)	(7,617,975)

Loss before income taxes	(14,264,261)	(14,792,886)

Benefit for income taxes	-	-

Net loss	(14,264,261)	(14,792,886)
Dividend on convertible series A preferred stock	(220,850)	(271,245)
Net loss attributable to class A and B common stockholders	$(14,485,111)	$(15,064,131)

Net loss per Class A and B common shares:
Basic and diluted	$(2.61)	$(3.50)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,550,959	4,309,796

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’ (Deficit)
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Deficit (As Restated)	Equity (As Restated)
Balance as of December 31, 2022	-	$-	388	$-	4,300,000	$430	$1,107,537	$(6,243,448)	$(5,135,481)
Issuance of warrants to CEO	-	-	-	-	-	-	2,701	-	2,701
Issuance of convertible series A preferred stock in exchange for bridge note	442,459	44	-	-	-	-	4,440,644	-	4,440,688
Issuance of class A common stock in connection with initial public offering, net of issuance costs	-	-	640	-	-	-	5,439,571	-	5,439,571
Conversion of convertible debentures into class A common stock	-	-	598	-	-	-	4,414,317	-	4,414,317
Conversion of class B common stock into class A common stock	-	-	163	-	(408,500)	(41)	41	-	-
Conversion of convertible series A preferred stock into class A common stock	(56,711)	(6)	792	-	-	-	6	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(92,322)	-	(92,322)
Convertible series A preferred stock dividend	17,892	2	-	-	-	-	178,921	(178,923)	-
Issuance of common stock in connection with business acquisition	-	-	163	-	-	-	400,000		400,000
Issuance of common stock for services	-	-	72	-	-	-	397,892		397,892
Beneficial conversion feature on convertible debentures	-	-	-		-	-	1,569,395	-	1,569,395
Beneficial conversion feature on convertible series A preferred stock	-	-	-	-	-	-	2,567,866	-	2,567,866
Net Loss								(14,792,886)	(14,792,886)
Balance as of December 31, 2023	403,640	$40	2,817	$-	3,891,500	$389	$20,426,569	$(21,215,257)	$(788,259)
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	486	-	-	-	600,000	-	600,000
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	73,144	7	-	-	5,227,032	-	5,227,039
Issuance of class A common stock and warrants, net of issuance costs	-	-	5,859	1	-	-	5,459,999	-	5,460,000
Issuance of class A common stock for services	-	-	18,705	2	-	-	376,694	-	376,696
Issuance of class A common stock in connection with general release agreement	-	-	98	-	-	-	20,000	-	20,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Conversion of convertible notes payable	-	-	226,249	22	-	-	1,357,121	-	1,357,143
Conversion of convertible series A preferred stock into class A common stock	(445,725)	(44)	24,767	3	-	-	41	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	22,085	2	-	-	-	-	223,098	(220,850)	2,250
Exercise of class A common stock warrants	-	-	240,000	24	-	-	3,999,976	-	4,000,000
Exercise of pre-funded warrants	-	-	583,934	58	-	-	(58)	-	-
Repurchase and cancellation of the class B common stock	-	-	-	-	(870,750)	(87)	-	(649,913)	(650,000)
Stock-based compensation	-	-	-	-	-	-	23,647	-	23,647
Net loss	-	-	-	-	-	-	-	(14,264,261)	(14,264,261)
Balance as of December 31, 2024	-	-	1,176,059	117	3,020,750	302	37,911,867	(36,350,281)	1,562,005

Inspire Veterinary Partners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,264,261)	$(14,792,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337,723	1,252,540
Amortization of debt issuance costs	15,825	128,583
Amortization of debt discount	2,275,594	864,350
Amortization of operating right of use assets	329,878	162,298
Stock-based compensation	23,647	-
Issuance of warrants to CEO	-	2,701
Issuance of class A common stock for services	376,696	397,892
Debt extinguishment loss	-	16,105
Loss on debt modification	2,134,218	927,054
Issuance of class A common stock in connection with general release agreement	20,000	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	600,000	-
Bad debt provision	-	123,513
Beneficial conversion feature	-	4,137,261
Gain on disposal of business	(467,049)	-
Impairment expense	56,664	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,102)	(152,086)
Due from former owners	32,519	237,364
Inventory	12,418	84,912
Refundable income tax	151,796	40,343
Prepaid expenses and other current assets	(553,697)	(134,964)
Other assets	(41,102)	-
Accounts payable	(1,227,091)	2,187,663
Accrued expenses	(593,544)	813,144
Cumulative Series A preferred stock dividends payable	(92,322)	-
Other assets, net	-	16,561
Operating lease liabilities	(121,676)	(133,119)
Net cash used in operating activities	(10,005,866)	(3,820,771)

Cash flows from investing activities:
Purchase of property and equipment	(237,983)	(383,730)
Payment for acquisition of businesses	-	(1,485,800)
Net cash used in investing activities	(237,983)	(1,869,530)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and warrants, net of issuance costs	5,460,000	5,439,571
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	5,227,039	-
Repurchase and cancellation of the class B common stock	(650,000)	-
Net proceeds from loans payable	1,981,585	2,038,531
Payments on loans payable	(5,113,947)	(1,923,474)
Proceeds from issuance of convertible series A preferred stock	200,000	-
Proceeds from convertible note payable	1,000,000	650,000
Payments on convertible note payable	(294,118)	(250,000)
Repayment of note payable	(1,121,981)	(329,620)
Proceeds from exercise of warrants	4,000,000	-
Repayment of convertible debentures	(100,000)	-
Net cash provided by financing activities	10,588,578	5,625,009

Net increase (decrease) in Cash, cash equivalents and restricted cash	344,729	(65,292)
Cash, cash equivalents and restricted cash, beginning of period	378,961	444,253
Cash, cash equivalents and restricted cash, end of period	$723,690	$378,961

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,552,313	$188,952
Income tax refund	$151,796	$-

Noncash investing and financing activity
Series A Preferred Stock Dividend	$220,850	$271,245
Acquisition of assets through operating leases	593,409	1,031,523
Issuance of class A common stock for conversion of convertible notes payable	1,357,143	-
Issuance of common stock in connection with business acquisition	-	400,000
Issuance of convertible series A preferred stock due to conversion of bridge note	-	4,440,688
Issuance of class A common stock due to conversion of convertible debentures	-	4,414,317

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024

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

Initial Public Offering

On August 31, 2023, we closed our IPO of 640 shares of class A common stock, at a public price of $1,000.00 per share. The total net proceeds we received in the IPO were approximately $5.4 million after deducting underwriting discounts and commissions of $512,000 and offering expenses of $448,429. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP.

2.	RETROSPECTIVE ADJUSTMENTS

On May 8, 2024, the Company effected a 100-for-1 reverse stock split (“Reverse Split”) of the Company’s authorized and outstanding shares of Class A common stock. All information included in these financial statements has been adjusted, on a retrospective basis for all periods presented to reflect the Reverse Split, unless otherwise stated.

On January 27, 2025, the Company effected a 25-for-1 reverse stock split (“Reverse Split”) of the Company’s authorized and outstanding shares of Class A common stock. All information included in these financial statements has been adjusted, on a retrospective basis for all periods presented to reflect the Reverse Split, unless otherwise stated.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $36,350,281. For the year ending December 31, 2024, the Company sustained a net loss of $14,264,261. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023 the Company had no cash equivalents.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. Cash is deposited in checking accounts at accredited financial institutions with high credit-quality and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, which at times, may exceed federally insured limits. The excess amounts as of December 31, 2024 and 2023, were $473,690 and $114,080, respectively. Management believes that these financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these high-quality financial institutions.

Restricted Cash

Restricted Cash consisted of cash designated to settle a holdback agreement related to our acquisition of Valley Veterinary Services, Inc. to be settled by February 8, 2026 if specific contingencies are met (see note 12 for more information).

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $2,892 and $123,513 as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the company wrote-off $89,725 and $0 from the allowance for current expected credit losses, respectively.

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

The Company has recorded Goodwill in connection with business acquisitions during the year ended December, 31 2023 (see Note 5). During the years ended December 31, 2024 and 2023, the Company recorded no impairment of Goodwill.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses were $181,473 and $107,766 for the years ending December 31, 2024 and 2023, respectively. These costs are included in “General and administrative expenses” in the accompanying consolidated statements of operations.

Stock Warrants

Certain warrants that were granted by the Company for lenders through convertible bridge loans transactions (see also Note 8 Debt - Bridge Note) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise for a fixed exercise price and thus, are considered as indexed to the Company’s own stock. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. We present the allocated value for the warrants within additional paid-in capital in our consolidated balance sheet. The value assigned to the warrants was determined based on a relative fair value allocation between the warrants and related debt. The fair value of the warrants was determined using a Black Scholes valuation and applying a discount for the lack of marketability for the warrants.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year ended
	December 31,
	2024	2023
Warrants	$1,142	$384
Convertible Series A Preferred Shares	-	6,458
Stock Options	4,747	-
Total	$5,889	$6,842

Recently Adopted Accounting Pronouncements

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 on December 31, 2024, which resulted in additional disclosures in the notes to our consolidated financial statements that we applied retrospectively to all prior periods presented. See Note 16. Segment Information.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2024. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

4.	Property and equipment

As of December 31, 2024 and 2023, property and equipment, net, consisted of the following:

	Year Ended December 31,
	2024	2023
Land	$1,333,810	$1,983,810
Buildings	3,951,512	4,607,874
Computers and equipment	1,403,400	1,425,774
Furniture and fixtures	129,204	143,874
Automobile	80,219	101,269
Leasehold improvements	713,733	499,310
	7,611,878	8,761,911
Less - accumulated depreciation	(1,229,090)	(812,767)
Property and Equipment, net	$6,382,788	$7,949,144

Depreciation expense was $559,380 and $503,477 for the years ended December 31, 2024 and 2023, respectively.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

Goodwill as of December 31, 2022	$7,614,553
Acquisitions	533,037
Goodwill as of December 31, 2023	8,147,590
Disposals	(125,508)
Goodwill as of December 31, 2024	$8,022,082

There was no goodwill impairment recognized in the years ended December 31, 2024 and 2023.

The following summarizes the Company’s intangibles assets not including goodwill as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Client List	$1,916,444	$2,071,000
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,117,200
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,774,445)	(1,119,308)
	$1,633,927	$2,513,028

Amortization expenses were $778,343 and $749,062 for the years ended December 31, 2024 and 2023, respectively.

Expected future amortization expense of intangible assets as of December 31, 2024 is as follows:

2025	$608,025
2026	575,259
2027	368,079
2028	82,564
2029	-
$1,633,927

6.	Business acquisitions

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

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Valley Vet Practice included in the Company’s consolidated statement of operations for the year end December 31, 2023, as if the acquisitions were made on January 1, 2023. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies. As a result of the adjustment, $23,220 of amortization expense for the acquired intangible assets was applied in calculating the Net Loss, for the years ended December 31, 2023.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on January 1, 2023, is as follows:

Year Ended
December 31, 2023
Revenue	$18,438,565
Net loss	$(14,840,964)

7.	Business disposal

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

Notes payable to FNBD as of December 31, 2024 and 2023 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2024	2023	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$219,975	$228,785	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	187,461	210,161	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	200,949	208,997	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	257,571	288,761	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	667,050	746,733	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	398,275	444,593	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	621,020	645,392	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	398,089	413,713	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,062,126	1,185,648	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	232,428	241,429	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	613,737	683,262	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	328,026	364,708	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	386,120	428,747	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	971,173	1,008,039	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	453,984	503,471	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	198,905	219,347	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	580,834	637,500	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	843,796	850,000	3,315
$9,713,423					$8,621,519	$9,309,286	$84,424

The Company amortized $6,206 and $7,152 of issuance cost in the aggregate during the years ended December, 2024 and 2023, respectively, for the FNBD notes payable.

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

On December 16, 2022, the Company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB that was entered into on December 16, 2022, was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 that was capitalized and is being amortized straight line over the life of the loan.

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

The FSB commercial loans are guaranteed by Kimball Carr, the Company’s Chief Executive Officer and President and Charles Stith Keiser, the Company’s director and Chief Operating Officer.

Notes payable to FSB as of December 31, 2024 and 2023 consisted of the following:

Original					December 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2024	2023	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$997,010	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	960,849	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,733,807	1,902,452	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	375,943	387,433	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	470,227	520,697	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	406,641	623,861	5,077
375,000	Valley Vet	11/8/2023	11/8/2024	8.50%	375,000	375,000	6,877
$7,623,235					$3,361,618	$5,767,302	$69,439

The Company amortized $19,053 and $14,611 of issuance cost in the aggregate for the years ended December 31, 2024 and 2023 respectively, for the FSB notes payable.

Notes payable as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
FNBD Notes Payable	$8,621,519	$9,309,286
FSB Notes Payable	3,361,618	5,767,302
Total notes payable	11,983,137	15,076,588
Unamortized debt issuance costs	(81,909)	(124,170)
Notes payable, net of issuance cost	11,901,228	14,952,418
Less current portion	(3,410,465)	(1,469,043)
Long-term portion	$8,490,763	$13,483,375

Notes payable repayment requirements as of December 31, 2024, in the succeeding years are summarized as follows:

2025	$3,416,965
2026	1,203,521
2027	872,072
2028	909,759
2029	950,587
Thereafter	4,630,233
Total	$11,983,137

Bridge Note

In December 2021, the Company entered into two bridge loans in the aggregate of $2,500,000 with Target Capital 1, LLC and Dragon Dynamic Catalytic Bridge SAC Fund as short term secured convertible notes (“Bridge Note”). The Bridge Note was convertible into the Company’s common stock, at the time of a successful initial public offering (“IPO”) at the noteholder’s option, at a 35% discount to the IPO price. The Bridge Note had a face value of $2,500,000 with an original issue discount (“OID”) of 12% and had a maturity date of January 24, 2023. The OID of $300,000 was amortized over the life of the loan. If the Company had not issued the Company’s common stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission (“SEC”) and the listing of the common stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified financing”) by January 24, 2023 the conversion price will be set at a 40% discount to the IPO price. The Bridge Note was funded in two installments of net proceeds of $1,100,000 in December 2021 and the second installment January 2022. The Bridge Loan had issuance costs of $70,500 for the first installment and $54,000 for the second installment that is amortized straight line over the life of the loan. The Company amortized $0 of issuance cost for the year ended December 31, 2024 and 2023.

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

On November 18, 2022, the Company entered into an Original Issue Discount Secured Convertible Note loan (“bridge loan”) with Target Capital 1, LLC for $1,136,364. The note is issued at an original issue discount of 12% with an maturity date on the earlier of March 31, 2023 (“Initial Maturity Date”) or the Company’s sale of its Common Stock in an initial public offering pursuant to a registration statement filed with and declared effective by the Securities and Exchange Commission and the listing of the Common Stock on a “national securities exchange” as defined in Section 6 of the Securities Exchange Act of 1934, as amended (“Qualified Financing” or the “Maturity Date”). The note bears an interest rate of 12% per annum by means of the original issue discount. Upon the occurrence of an Automatic Extension, this note shall commence to accrue interest at an interest rate of 12% percent per annum on the date of the commencement of the Automatic Extension until the note is converted or is paid in full. The Company may pay the full principal amount of this note, and all accrued but unpaid interest at any time prior to the Maturity Date without the prior written consent of the Holder in the principal amount of $1,136,364, plus all accrued but unpaid interest, multiplied by 120%. In addition, and to the extent the Company is required to pay this note in cash at the on or after the Initial Maturity Date due to, upon the closing date of a Qualified Financing, the Company shall pay to the Holder $1,136,364, plus all accrued unpaid interest, multiplied by 120%. Upon the occurrence and during the continuation of an Event of Default, until the Event of Default is cured, or the Note is repaid in full, Company will pay 20% of its total gross revenues (including that of all its subsidiaries) monthly, which shall be applied to payment of principal and interest under this this note. The conversion price (the “Conversion Price”) shall be equal to the price paid by the public in the Company’s Qualified Financing multiplied by 0.65 (or 0.60, from and after any Automatic Extension).

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

A roll forward of the bridge note for the year ended December 31, 2023, is below:

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

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture notes to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A Common Stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A Common Stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A Common Stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Note into Class A Common Stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A Common Stock. The Convertible Debenture principal balance was $100,000 and $3,714,500 as of December 31, 2023 and 2022. The Convertible Debenture incurred issuance cost of $40,000 that is amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $7,996 for the years ended December 31, 2024 and 2023.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 598 shares of Class A common stock at a conversion price of $3.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the PO price of $10,000 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%.

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

On December 24, 2024, the Company amended the financing arrangement to borrow an additional $513,650 resulting in the weekly payments to increase to $71,995 to be paid over 41 weeks. This amendment decreased the effective interest rate to 43%. The refinancing resulted in a loss on debt modification of $546,356.

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

During the year ended December 31, 2024, the Company amortized $1,624,333 of OID and issuance cost included in interest expense on the statement of operations. During the year ended December 31, 2024, the Company made $4,509,147 in payments on the loan payable. The outstanding balance of the loan payable as of December 31, 2024, is $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangement is guaranteed by the Company’s CEO.

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

The Convertible Notes Payable contain an original issue discount (“OID”) which shall be: (i) fifteen percent (15%) if the Convertible Notes Payable is satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the Notes), (ii) twenty percent (20%) if the Convertible Notes Payable is satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Notes Payable can be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Notes Payable must be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised must be used to repay the Convertible Notes Payable until the Convertible Notes Payable are repaid in full.

The Convertible Notes Payable are convertible into shares of common stock of Inspire, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.75 per share (the “Fixed Conversion Price”).

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

As of December 31, 2024 the balance of the convertible notes payable was $0. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

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

During the fourth quarter of 2023 management terminated the service agreement with Blue Heron. The Company continues to use BHC for ad hoc services following the termination of the agreement that is billed based on services provided. The Company has incurred $83,168 and $907,866 in expenses for the years ended December 31, 2024, and 2023, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations.

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022, to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chief Executive Officer (“CEO”), Peter Lau, former Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. The consulting agreement may also be extended by mutual agreement. Prior to the formal agreement between the Company and Star Circle, Star Circle provided the same services under a verbal agreement that was memorialized by the consulting agreement. During the fourth quarter of 2023 management terminated the service agreement with Star Circle Advisory. The Company has incurred $0 and $284,900 in expenses for the years ended December 31, 2024 and 2023. These expenses are recorded as a component of “General and administrative expenses” in the accompanying consolidated statement of operations.

Chief Executive Officer’s Warrant

On January 1, 2023, the board of directors issued 500 warrants of Class A common stock issuable upon cashless exercise of a warrant granted to Kimball Carr, our CEO, in consideration for his personal guaranty of the Company loans. The warrant expires on January 1, 2028. The Warrant is fully paid and nonassessable shares of Class A common stock at a purchase price per share equal of $4. The warrants were measured at fair value using the Black Scholes Method to determine the fair value of warrants issued to the CEO. The significant inputs for the Black Scholes calculation included the exercise price and common share price of $1.73, volatility rate of 27.13% and risk-free rate of 3.94% with a 5-year term. The warrants were valued at $2,701 at the time of issuance and the entire amount was recorded as an expense in General and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2023.

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

The Company is authorized to issue 25,000,000 shares, of which 4,000,000 shares are designated as Class A common stock, with a par value of $0.0001 per share (the “Class A Common Stock”), 20,000,000 shares are designated as Class B common stock, with a par value of $0.0001 per share (the “Class B Common Stock”), and 1,000,000 shares are designated as Preferred Stock, with a par value of $0.0001 per share (the “Preferred Stock”).

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

On November 15, 2022, the Company amended the consulting agreement with Alchemy Advisory, LLC until June 30, 2023. The contract amendment stipulates an additional fee of $40,000 as well as 33 restricted shares of the Company’s Class A Common Stock. The Company recorded the $144,168 fair value of the common stock with $0 and $108,126 expensed during the years ended December 31, 2024 and 2023, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.

On November 15, 2022, the Company entered into a consulting agreement with 662 Capital LLC. The contract stipulates the Company will issue 17 restricted shares of the Company’s Class A Common Stock for services rendered. The Company recorded the $72,084 fair value of the common stock with $0 and $54,063 expensed during the years ended December 31, 2024 and 2023, respectively. The Company amortizes the cost of the common stock issued over the life of the agreement.

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

As of December 31, 2024 all of the convertible Series A preferred stock has been converted and there are no remaining shares outstanding.

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

All stock options are exercisable into class A common stock.

The following is a summary of outstanding stock options as of December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life(years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2022	-	$-	-	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of December 31, 2023	-	$-	-	$-
Options exercisable as of December 31, 2023	-	$-	-	-
Options outstanding as of December 31, 2023	-	$-	-	$-
Issued	236,469	1.36	10.0	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of December 31, 2024	236,469	$1.36	9.74	$-
Options exercisable as of December 31, 2024	236,469	$1.36	9.74	$-

The following is the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	236,469	Straight-line	The vesting date is immediate and is fully vested on the grant date
Total	236,469

The Black-Scholes option-pricing model includes the following weighted average assumptions to determine the grant share-based awards:

Years Ended December 31,
	2024	2023
Assumptions:
Risk-free interest rate	3.49-3.55%	-%
Expected dividend yield	-%	-%
Expected volatility	51.14-52.38%	-%
Expected life (in years)	5.00-5.46	-

During the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation from options of $23,647 and $0, respectively. As of December 31, 2024, there was $0 in unrecognized stock-based compensation related to unvested stock options.

12.	Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed approximately $148,207 and $124,166 during the years ended December 31, 2024 and 2023, respectively.

13.	Income Taxes

The Company estimated NOL carry-forwards for Federal and State income tax purposes of $30,078,801 and $23,232,961 as of December 31, 2024, respectively, and $14,924,318 for both federal and state as of December 31, 2023. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax assets was not considered more likely than not to be realized and accordingly, the potential tax benefits of the deferred tax assets are fully offset by a full valuation allowance. The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net Operating Loss Carryforwards	$7,388,670	$3,684,694
Accrued Expenses	76,922	112,936
Stock Based Compensation	5,667	98,625
Charitable Contribution Carryforward	600	621
ROU Asset	(450,486)	(400,605)
Lease Liability	509,858	410,405
R&D Sec 174	1,376	1,830
Total deferred tax assets	7,532,607	3,908,505

Deferred tax liabilities:
Amortization/Depreciation	60,469	89,165
Total deferred tax liabilities	60,469	89,165

Valuation allowance	(7,472,138)	(3,819,340)
Net deferred Tax Assets (Liabilities)	$-	-

The differences between the total calculated income tax (benefit) provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	2024	2023
Tax benefit at statutory tax rate	(2,933,037)	(2,872,031)
State benefit, net of federal benefit	(511,292)	(210,273)
Beneficial conversion feature	-	868,825
Other permanent differences	27,484	3,713
Valuation allowance	3,652,798	2,209,897
Prior Period Adj	(235,953)	(131)
	$-	$-

Income tax benefit consists of the following for the years ending December 31, 2024 and 2023:

	December 31 2024	December 31 2023
Current income benefit expense
Federal	$-	$-
State	-	-
	$-	$-

14.	Leases

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

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	Expense Classification	For the Year Ended December 31,
Operating lease expense:		2024	2023
Amortization of ROU asset	General and administrative	$215,231	$132,138
Accretion of Operating lease liability	General and administrative	45,613	25,667
Total operating lease expense		$260,844	$157,805

Other lease expense	General and administrative	61,408	28,012
Total		$322,252	$185,817

Other information related to leases is as follows:

	As of December 31,
	2024	2023
Remaining lease term:
Operating leases (in years)	8.77	9.29
Discount rate:
Operating leases	7.25%	7.03%

Amounts relating to leases were presented on the consolidated balance sheets as of December 31, 2024 and 2023 in the following line items:

	Balance Sheet Classification	Year Ended December 31,
Assets:		2024	2023
Operating lease assets	Right-of-use assets	$1,879,729	$1,616,198

Liabilities:
Operating lease liabilities	Operating lease liabilities	183,981	141,691
Operating lease liabilities	Operating lease liabilities, non-current	1,943,487	1,514,044
Total lease liabilities		$2,127,468	$1,655,735

The future minimum lease payments required under leases as of December 31, 2024, were as follows:

Fiscal Year	Operating Leases
2025	$333,200
2026	312,299
2027	316,369
2028	323,311
2029	336,045
Thereafter	1,332,102
Undiscounted cash flows	2,953,326
Less: imputed interest	(825,858)
Lease liability	$2,127,468

15.	Commitments and Contingencies

As of December 31, 2024, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

On February 14, 2024, the Company issued 486 shares of Class A Common stock to an Investor. In addition, the Company, on February 13, 2024, issued a prefunded warrant to purchase up to 662 shares of Class A common stock of the Company to the Investor. The Company issued the shares and the warrant in fulfilment to its obligation to issue “commitment shares” to the Investor upon its entry into the purchase agreement. The Company issued the shares and warrant to the Investor exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The Company did not receive any proceeds with respect to the issuance of the Commitment Shares or the Warrant and does not expect to receive any material proceeds from the Investor’s exercise, if any, of Warrant for the purchase of Warrant shares.

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

As of the year ended December 31, 2024, the Company determined that the first milestone of the Holdback Agreement had been met, as the Valley Vet Practice’s gross revenue exceeded 105% of the target and both former owners remained employed. As a result, the Company released and paid out the $80,000 holdback amount in accordance with the agreement in January 2025.

Lawsuit Against Former Employee

The Company is addressing a situation where a former animal clinic and hospital violated their non-compete agreement post-employment. Quantifying the resulting harm is complex and ongoing. Legal action has been initiated in Ohio State Court against the former owner, with efforts underway to fulfill court requirements for service. The Company’s claim is straightforward, with no counterclaims. It anticipates a favorable judgment, likely resulting in compensation below a certain threshold.

16.	Segment Information

Management evaluates the Company’s veterinary clinics as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company’s veterinary clinics have similar economic characteristics and provide similar services to similar types of customers. Our single reportable segment comprises the structure used by our Chief Executive Officer, who collectively have been determined to be our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates our single reportable segment’s operating performance based on individual veterinary clinic net income (loss) before interest expense, income tax expense, depreciation and amortization, corporate general and administrative expense, loss on debt modification, gain of sale, interest and other income, and gains or losses on sales of clinic (“Adjusted Clinic EBITDA”). Our single reportable segment’s assets are consistent with total assets included in the Company’s consolidated balance sheets.

The following table includes revenue, significant veterinary clinic and hospital operating expenses, and Adjusted Clinic EBITDA for the Company’s clinics, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations:

	For the year ended December 31,
	2024	2023
Revenue
Service revenue	$12,188,526	$11,879,934
Product revenue	4,403,583	4,795,459
Total Clinics level revenue	16,592,109	16,675,393

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	9,736,282	9,700,963
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	3,563,279	3,420,515
General and administrative expenses	2,688,157	3,056,702
Total Clinics level expenses	15,987,718	16,178,180
Adjusted Clinics EBITDA	$604,391	$497,213

Reconciliation of Adjusted Clinics EBITDA to net loss
Depreciation and amortization	1,308,619	1,252,539
Gain on sale of business	(467,049)	-
Loss on debt extinguishment	-	16,105
Interest expense	3,098,237	2,538,710
Loss on debt modification	2,134,218	927,054
Beneficial conversion feature	-	4,137,261
Other income (expenses)	4,768	(1,134)
Corporate general and administrative	8,733,195	6,419,585
Impairment expense	56,664	-
Net Loss	$(14,264,261)	$(14,792,907)

17.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Animal Hospital and Clinic Acquisition

On February 26, 2025, Inspire Veterinary Partners Inc entered a non-binding Letter of Intent (“LOI”) with an animal hospital and clinic (“Practice”) to purchase substantially all of the properties and assets of the Practice. Management has evaluated the LOI and has determined that the acquisition is not a significant transaction.

Common Stock & Pre-Funded Warrants

On March 25, 2025, Inspire Veterinary Partners (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor  in a registered direct offering (the “Offering”) 207,896 shares (the “Shares”) of Class A Common Stock (the “Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 885,000 shares of Common Stock, five-year warrants (the “Series A Warrants”) to purchase up to 1,092,896 shares of Common Stock and eighteen-month warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 1,092,896 shares of Common Stock. Gross proceeds from the Offering, before deducting the placement agent’s fees and other offering expenses, were $2,000,000.