Form 10-Q
period 2025-03-31
INSPIRE VETERINARY PARTNERS, INC.
filed 2025-05-15
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had 2,119,551 shares of Class A common stock issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2025

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,738,033	$523,690
Accounts receivable, net	4,376	40,675
Inventory	475,152	516,650
Prepaid expenses and other current assets	683,687	942,456
Total current assets	2,901,248	2,023,471

Restricted cash - non-current	120,000	200,000
Property and equipment, net	6,280,246	6,382,788
Right-of-use assets	1,802,006	1,879,729
Intangibles assets	1,481,352	1,633,927
Goodwill	8,022,082	8,022,082
Other assets	53,997	53,997
Total assets	$20,660,931	$20,195,994

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,769,991	$1,979,503
Accrued expenses	643,311	285,770
Operating lease liabilities	163,193	183,981
Loans payable, net of discount	1,737,846	2,340,020
Notes payable, net of discount	3,157,641	3,410,465
Total current liabilities	7,471,982	8,199,739

Operating lease liabilities, non-current	1,901,083	1,943,487
Notes payable – noncurrent	8,283,910	8,490,763
Total liabilities	17,656,975	18,633,989

Commitments and Contingencies (Note 15)

Stockholder’s Equity
Common stock - Class A, $0.0001 par value, 4 million shares authorized, 2,119,551 and 1,176,059 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	211	117
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,020,750 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	302	302
Additional paid-in capital	41,768,760	37,911,867
Accumulated deficit	(38,765,317)	(36,350,281)
Total stockholder’s equity	3,003,956	1,562,005
Total liabilities and stockholder’s equity	$20,660,931	$20,195,994

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2025	2024
Service revenue	$2,741,029	$3,545,599
Product revenue	898,180	1,285,968
Total revenue	3,639,209	4,831,567

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,139,278	2,709,147
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	785,409	1,016,107
General and administrative expenses	2,446,438	2,873,343
Depreciation and amortization	275,392	367,197
Debt extinguishment loss	-	728,278
Total operating expenses	5,646,517	7,694,072

Loss from operations	(2,007,308)	(2,862,505)

Other income (expenses):
Interest income	8	2
Interest expense	(407,736)	(559,289)
Total other expenses	(407,728)	(559,287)

Loss before income taxes	(2,415,036)	(3,421,792)

Benefit for income taxes	-	-

Net loss	(2,415,036)	(3,421,792)

Net loss per Class A and B common shares:
Basic and diluted	$(0.43)	$(0.88)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,555,588	3,894,331

The accompanying notes are an integral part of these consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2023	403,640	$40	2,817	$-	3,891,500	$389	$20,426,569	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	1,144	-	-	-	3,375,458	-	3,375,458
Exercise of pre-funded warrants	-	-	17,680	2	-	-	(2)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	486	-	-	-	600,000	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	1,562	-	-	-	286,696	-	286,696
Issuance of class A common stock in connection with general release agreement	-	-	98	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	5,916	1	-	-	35	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	$8	29,703	$3	3,891,500	$389	$25,118,772	$(24,849,319)	$269,853

	Convertible Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Stockholders’
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2024	-	-	1,176,059	117	3,020,750	302	37,911,867	(36,350,281)	1,562,005
Issuance of class A common stock, net of issuance costs	-	-	651,167	65	-	-	2,285,456	-	2,285,521
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	207,896	21	-	-	1,571,445	-	1,571,466
Exercise of pre-funded warrants	-	-	84,429	8	-	-	(8)	-	-
Net loss	-	-	-	-	-	-	-	(2,415,036)	(2,415,036)
Balance as of March 31, 2025	-	$-	2,119,551	$211	3,020,750	$302	$41,768,760	$(38,765,317)	$3,003,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,415,036)	$(3,421,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,392	347,382
Amortization of debt issuance costs	4,455	-
Amortization of debt discount	261,766	379,313
Amortization of operating right of use assets	77,723	53,831
Amortization of issuance costs	-	15,825
Issuance of class A common stock for services	-	286,696
Loss on debt modification	-	728,278
Issuance of class A common stock in connection with general release agreement	-	20,000
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	600,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	36,299	(312,915)
Due from former owners	-	32,519
Inventory	41,498	25,852
Prepaid expenses and other current assets	258,769	(1,642,552)
Accounts payable	(209,512)	315,165
Accrued expenses	357,541	(403,107)
Cumulative Series A preferred stock dividends payable	-	(92,322)
Other assets, net	-	(61,094)
Operating lease liabilities	(63,192)	(40,108)
Net cash used in operating activities	(1,374,297)	(3,169,029)

Cash flows from investing activities:
Purchase of property and equipment	(20,275)	(156,945)
Net cash used in investing activities	(20,275)	(156,945)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and warrants, net of issuance costs	2,145,521	-
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	1,711,466	3,375,458
Net proceeds from loans payable	-	549,185
Payments on loans payable	(863,940)	(1,032,540)
Proceeds from issuance of convertible series A preferred stock	-	200,000
Proceeds from convertible note payable	-	500,000
Repayment of note payable	(464,132)	(276,013)
Repayment of convertible debentures	-	(100,000)
Net cash provided by financing activities	2,528,915	3,216,090

Net increase (decrease) in Cash, cash equivalents and restricted cash	1,134,343	(109,884)
Cash, cash equivalents and restricted cash, beginning of period	723,690	378,961
Cash, cash equivalents and restricted cash, end of period	$1,858,033	$269,077

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,552,313	$188,952
Income tax refund	$151,796	$-

Noncash investing and financing activity
Series A Preferred Stock Dividend	$-	$271,245
Acquisition of assets through operating leases	$-	$1,031,523
Issuance of common stock in connection with business acquisition	$-	$400,000
Issuance of convertible series A preferred stock due to conversion of bridge note	$-	$4,440,688
Issuance of class A common stock due to conversion of convertible debentures	$-	$4,414,317

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

1.	Description of Business

Business Description

Inspire Veterinary Partners, Inc. (the “Company” or “Inspire”) is a C-corporation which was incorporated in the state of Delaware on December 2, 2020. On June 29, 2022, the Company converted into a Nevada C-corporation (“Conversion”). The Conversion did not result in any change in the corporate name, business, management fiscal year, accounting, location of the principal executive officer, capitalization structure, or assets or liabilities of the Company. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds.

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

2.	RETROSPECTIVE ADJUSTMENTS

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

3.	Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, which are included with the Company’s Annual Report on Form 10-K and related amendments filed with the United States Securities Exchange Commission (“SEC”). Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2024 and 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2024, consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2025, had an accumulated deficit and negative working capital of $38,765,317 and $4,570,734, respectively. For the three months ended March 31, 2025, the Company sustained a net loss of $2,415,036. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $2,892 and $2,892 as of March 31, 2025 and December 31, 2024.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Period Ended
	March 31,	December 31,
	2025	2024
Warrants	3,126,574	1,142
Stock Options	67,939	4,747
Total	3,194,513	5,889

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

4.	Property and equipment

As of March 31, 2025, and December 31, 2024, property and equipment, net, consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$1,333,810	$1,333,810
Buildings	3,951,512	3,951,512
Computers and equipment	1,408,644	1,403,400
Furniture and fixtures	129,204	129,204
Automobile	80,219	80,219
Leasehold improvements	728,764	713,733
	7,632,153	7,611,878
Less - accumulated depreciation	(1,351,907)	(1,229,090)
Property and Equipment, net	$6,280,246	$6,382,788

Depreciation expense for the three months ended March 31, 2025 and 2024 was $122,817 and $139,368, respectively.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2023	8,147,590
Disposals	(125,508)
Goodwill as of December 31, 2024	8,022,082
Acquisitions	-
Goodwill as of March 31, 2025	$8,022,082

There was no goodwill impairment recognized in the periods ended March 31, 2025 and December 31, 2024.

The following summarizes the Company’s intangible assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Client List	$1,916,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,927,020)	(1,774,445)
	$1,481,352	$1,633,927

Amortization expenses were $152,575 and $208,014 for the three months ended March 31, 2025 and 2024, respectively.

Expected future amortization expense of intangible assets as of March 31, 2025, is as follows:

Remainder of 2025	$455,449
2026	575,259
2027	368,079
2028	82,565
2029	-
2030	-
$1,481,352

6.	Business disposal

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

Notes payable to FNBD as of March 31, 2025 and December 31, 2024 consisted of the following:

Original					March 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$217,681	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	181,611	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	198,853	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	249,534	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	646,514	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	386,336	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	614,669	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	394,019	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,030,288	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	230,082	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	595,814	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	318,570	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	375,129	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	961,563	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	441,224	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	193,580	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	566,066	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	825,025	843,796	3,315
$9,713,423					$8,426,558	$8,621,519	$84,424

The Company amortized $1,526 and $1,543 of issuance cost in the aggregate during the three months ending March 31, 2025 and 2024, respectively.

FSB Commercial Loans

The Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the acquisition. The first commercial loan in the amount of $1,105,000 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the lender to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”), refer to Note 6 Business disposal for further detail.

The second commercial loan with FSB entered into on January 11, 2021 in the amount of $1,278,400 has a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan has monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that was capitalized and is being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024 and required the Company to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of Kauai Veterinary Clinic (“KVC”), refer to Note 6 Business disposal for further detail.

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

On November 8, 2023, the Company entered into a commercial loan with FSB as part of the Valley Vet acquisition. The loan with FSB was entered into on November 8, 2023, in the amount of $375,000. The loan has a fixed rate of 8.5% and a maturity date of January 29, 2026. The fixed rate loan has monthly payments of $3,255, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, our Vice Chairman and Chief Operating Officer.

Notes payable to FSB as of March 31, 2025 and December 31, 2024 consisted of the following:

Original					March 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,690,053	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	372,963	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	457,089	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	202,158	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	375,000	375,000	6,877
$7,623,235					$3,097,263	$3,361,618	$69,439

The Company amortized $2,929 and $5,090 of issuance cost in the aggregate during the three months ending March 31, 2025 and 2024, respectively.

Notes payable as of March 31, 2025, and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
FNBD Notes Payable	$8,426,558	$8,621,519
FSB Notes Payable	3,097,263	3,361,618
Total notes payable	11,523,821	11,983,137
Unamortized debt issuance costs	(82,270)	(81,909)
Notes payable, net of issuance cost	11,441,551	11,901,228
Less current portion	(3,157,641)	(3,410,465)
Long-term portion	$8,283,910	$8,490,763

Notes payable repayment requirements as of March 31, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,957,649
2026	1,203,521
2027	872,072
2028	909,759
2029	950,587
Thereafter	4,630,233
Total	$11,523,821

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture matures 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $1,993 of issuance cost during the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025, the Company amortized $394,456 and $1,379,380 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three months ended March 31, 2025, the Company made $1,172,977 and $3,354,404 in payments on the loan payable. The outstanding balance of the loan payable as of March 31, 2025 and December 31, 2024, were $2,333,004 and $2,809,820. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

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

As of March 31, 2025 the balance of the convertible notes payable was $0. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

8.	Related Party Transactions

Blue Heron

The Company entered into a consulting agreement with Blue Heron Consulting (“BHC”) on June 24, 2021, pursuant to which BHC will consult with the Company on an on-going basis in connection with the Company’s acquisition of veterinary practices throughout the United States and will serve as the Company’s business and financial advisor with respect to its acquisition strategy and in connection with specific acquisition targets. The Company’s director and Chief Operating Officer Charles Stith Keiser is the Chief Operating Officer of BHC, and the Company’s director Dr. Charles “Chuck” Keiser is the Chief Visionary Officer of BHC. During the fourth quarter of 2023 management terminated the service agreement with Blue Heron, however, still uses Blue Heron on an ad-hoc basis for services and has incurred $49,043 and $68,027 in expenses for the three months ended March 31, 2025 and 2024, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Star Circle Advisory

The Company entered into a consulting agreement with Star Circle Advisory Group, LLC (“Star Circle”) on August 2, 2022 to serve as financial consultant, on a non-exclusive basis, to assist with arranging bridge financing and the initial public offering of the Company. Star Circle is owned and controlled by Kimball Carr, Chairman, Chief Executive Officer and President, Peter Lau, Interim Chief Financial Officer and Director, James Coleman, Director, and Richard Marten, Director. Star Circle is entitled to a monthly fee of $33,000, payable monthly. Each party is responsible for its own ordinary office and personnel expenses; however, Star Circle is entitled, with prior written consent from the Company, for reimbursement for required extraordinary expenses including air travel, lodging, and Company filing fees. The consulting agreement will terminate on August 1, 2024, unless terminated earlier by mutual agreement of the parties or by either party upon 30 days written notice. During the fourth quarter of 2023, management terminated service agreements with Star Circle Advisory and has incurred $0 and $0 in expenses for the three months ended March 31, 2025 and 2024, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

Sale of KVC

On September 20, 2024, KVC sold Kauai Veterinary Clinic (“KVC”) to Kauai RE Holdings LLC. The agent for the sale was Gregory Armstrong, a current shareholder of the Company and a member of Kauai RE. Charles Keiser, DVM, is a member of Kauai RE and the father of our board member Charles Stith Keiser, who is the Company’s largest shareholder through his entity Wilderness Trace Veterinary Partners, LLC, refer to Note 6 Business disposal for further detail.

9.	Stockholders’ Equity

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

On November 7, 2024, the Company amended its article of incorporation to increase the total authorized preferred stock by 2,000,000 shares.

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

Common Stock & Pre-Funded Warrants

On March 25, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor  in a registered direct offering (the “Offering”) 207,896 shares (the “Shares”) of Class A Common Stock (the “Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 885,000 shares of Common Stock, five-year warrants (the “Series A Warrants”) to purchase up to 1,092,896 shares of Common Stock and eighteen-month warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 1,092,896 shares of Common Stock. Gross proceeds from the Offering, before deducting the placement agent’s fees and other offering expenses, were $2,000,000. Each Common Warrant has an exercise price per share of $1.83 and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Common Warrants (“Stockholder Approval Date”).

10.	Stock Compensation

Effective October 18, 2022, the Board of Directors of Inspire Veterinary Partners adopted the 2022 Equity Incentive Plan, (the “2022 Plan”). The plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The number of shares issued may not exceed, at any given time, ten percent (10%) of the total of: (a) the issued and outstanding shares of the Company’s common stock, and (b) all shares of common stock issuable upon conversion or exercise of any outstanding securities of the Company which are convertible or exercisable into shares of common stock. The Stock Option Plan expires on October 18, 2032.

The Company recognizes stock-based compensation expense from stock-based payments using the grant date fair-value, including for stock options. The fair value of options awarded to employees is measured on the grant date using the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period on a straight-line basis.

All stock options are exercisable into class A common stock.

The following is a summary of outstanding stock options as of March 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2023	-	$-	-	$-
Issued	236,469	1.36	10	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of December 31, 2024	236,469	$1.36	9.74	-
Options exercisable as of December 31, 2024	236,469	$1.36	9.74	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of March 31, 2025	236,469	$1.36	9.50	$-
Options exercisable as of March 31, 2025	236,469	$1.36	9.50	$-

The following is the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	236,469	Immediate	The vesting date is immediate and is fully vested on the grant date
Total	236,469

11.	Warrants

As of March 31, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise Price	Number of Shares	Expiry Date
6,000.00	20	January 2028
11,000.00	32	August 2030
233.75	753	August 2028
10,000.00	332	June 2028
1.83	1,092,896	March 2030
1.83	1,092,896	September 2025
0.0001	885,000	No expiry date
2.29	1,844	March 2030
2.29	547	March 2030
2.29	35,041	March 2030
2.29	17,213	March 2030

During the periods ended March 31, 2025 and December 31, 2024, 3,125,437 and 1,117 pre-funded warrants were exercised.

12.	Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed $27,503 and $40,264 during the three months ending March 31, 2025 and 2024, respectively.

13.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of March 31, 2025 and December 31, 2024, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

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

The components of lease expense included in the Company’s unaudited condensed statements of operations were as follows:

		For the Three Months Ended March 31,
	Expense Classification	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$41,757	$53,831
Accretion of Operating lease liability	General and administrative	7,959	10,541
Total operating lease expense		$49,716	$64,372

Other lease expense	General and administrative	33,675	(2,026)
Total		$83,391	$62,346

Other information related to leases is as follows:

	As of March 31,	As of December 31,
	2025	2024
Remaining lease term:
Operating leases (in years)	8.63	8.77
Discount rate:
Operating leases	7.26%	7.25%

Amounts relating to leases were presented on the unaudited condensed Balance Sheets as of March 31, 2025 and December 31, 2024 in the following line items:

		As of March 31,	As of December 31,
	Balance Sheet Classification	2025	2024
Assets:
Operating lease assets	Right-of-use assets	$1,802,006	$1,879,729

Liabilities:
Operating lease liabilities	Operating lease liabilities	163,193	183,981
Operating lease liabilities	Operating lease liabilities, non-current	1,901,083	1,943,487
Total lease liabilities		$2,064,276	$2,127,468

The future minimum lease payments required under leases as of March 31, 2025, were as follows:

Fiscal Year	Operating Leases
Remainder of 2025	$231,427
2026	312,299
2027	316,369
2028	323,311
2029	336,045
Thereafter	1,332,103
Undiscounted cash flows	2,851,554
Less: imputed interest	(787,278)
Lease liability	$2,064,276

15.	Commitments and Contingencies

As of March 31, 2025, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

Holdback Agreement

As part of the Valley Veterinary Services, Inc. acquisition in November 2023, a portion of the purchase price in the amount of $200,000 was classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet. The Holdback Agreement dictates that $80,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2024 and the Valley Vet Practice’s gross revenue exceeding 105% of the target gross revenue. The remaining $120,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 110% of the target gross revenue.

As the contingent consideration arrangement in which the Holdback amounts are automatically forfeited if the employment of the former owners (now employees of the Company) terminates is accounted for as compensation for post combination services. The Company will recognize the contingent consideration from the Holdback Agreement when probable.

The Company determined that the first milestone of the Holdback Agreement had been met, as the Valley Vet Practice’s gross revenue exceeded 105% of the target and both former owners remained employed. As a result, the Company released and paid out the $80,000 holdback amount in accordance with the agreement in January 2025. The remaining holdback amount of $120,000 is classified as restricted cash in the accompanying unaudited condensed balance sheet as of March 31, 2025.

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

The following table includes revenue, significant veterinary clinic and hospital operating expenses, and Adjusted Clinic EBITDA for the Company’s clinics, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations:

	For the Three Months Ended March 31,
	2025	2024
Revenue
Service revenue	$2,741,029	$3,545,599
Product revenue	898,180	1,285,968
Total Clinics level revenue	3,639,209	4,831,567

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,139,278	2,709,147
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	785,409	1,016,107
General and administrative expenses	709,376	1,089,578
Total Clinics level expenses	3,634,063	4,814,832

Adjusted Clinics EBITDA	$5,146	$16,735

Reconciliation of Adjusted Clinics EBITDA to net income
Depreciation and amortization	275,392	367,197
Interest expense	407,728	559,289
Other income (expenses)	-	(2)
Corporate general and administrative	1,737,062	1,783,765
Debt extinguishment loss	-	728,278

Net Income	$(2,415,036)	$(3,421,792)

17.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Business Acquisition

On April 28, 2025, the Company and IVP FL Holding Company LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“IVP FL”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Joseph A. Suarez D.V.M., P.A. (the “Seller”), Joseph A. Suarez, DVM (the “Owner” and together with the Seller, the “Seller Parties”), related to the acquisition of Debary Animal Clinic, a veterinary clinic. The asset acquisition is currently pending and subject to the fulfillment of specific closing conditions outlined in the agreement. These conditions must be met before the acquisition can be finalized and ownership transferred.

Stock Options

The Company has entered into an employment agreement (the “Employment Agreement”) with Richard Frank, the Company’s current Chief Financial Officer. The Employment Agreement provides for an initial two-year term. On April 1, 2025, the Company granted Richard Frank 58,480 stock options that vest immediately with an expiration date of April 1, 2035. The options were issued under the “2022 Plan” with an exercise price of $1.71.

Nasdaq Compliance

On April 10, 2025, the Company received a notice letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the Company’s stockholders’ equity of $1,562,005, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Additionally, as of April 9, 2025, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. These matters serve as a basis for delisting the Company’s securities from Nasdaq.

The Company has 45 calendar days from the date of the Notice to submit its plan to regain compliance to Nasdaq. If the plan is accepted, Nasdaq will grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan of compliance, the Company will have the opportunity to appeal the decision to the Nasdaq Hearings Panel.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through March 31, 2025, and the related transaction price.

Name	Closing Date	Transaction Value[1]
Kauai Veterinary Clinic[3,6]	January 2021	$1,505,000
Chiefland Animal Hospital[2]	August 2021	$564,500
Pets & Friends Animal Hospital[2]	October 2021	$630,000
Advanced Veterinary Care of Pasco[3]	January 2022	$1,014,000
Lytle Veterinary Clinic[2]	March 2022	$1,442,469
Southern Kern Veterinary Clinic[2]	March 2022	$2,000,000
Bartow Animal Clinic[3,4]	May 2022	$1,405,000
Dietz Family Pet Hospital[2]	June 2022	$500,000
Aberdeen Veterinary Clinic[3]	July 2022	$574,683
All Breed Pet Care Veterinary Clinic[2]	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc.[2]	October 2022	$3,108,652
Williamsburg Animal Clinic[3]	December 2022	$850,000
The Old 41 Animal Hospital[2]	December 2022	$1,465,000
Valley Veterinary Services[3,5]	November 2024	$1,790,000

1.	The transaction value is the amount of cash consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.
2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.
3.	Acquisition was for the veterinary practice and related assets only.
4.	Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.
5.	The transaction value excludes $200,000 for the Holdback Agreement associated with the acquisition.
6.	The veterinary practice was sold on September 20, 2024.

Kauai Veterinary Clinic Acquisition and Disposal

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

Comparability of Our Results of Operations

Results of Operations for the Three months ended March 31, 2025 compared to the three months ended March 31, 2024:

Summary of Results of Operations

	For the Three Months Ended March 31,
	2025	2024
Service revenue	$2,741,029	$3,545,599
Product revenue	898,180	1,285,968
Total revenue	3,639,209	4,831,567

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,139,278	2,709,147
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	785,409	1,016,107
General and administrative expenses	2,446,438	2,873,343
Debt extinguishment loss	-	728,278
Depreciation and amortization	275,392	367,197
Total operating expenses	5,646,517	7,694,072

Loss from operations	(2,007,308)	(2,862,505)

Other income (expenses):
Interest income	8	2
Interest expense	(407,736)	(559,289)
Total other expenses	(407,728)	(559,289)

Loss before income taxes	(2,415,036)	(3,421,792)

Benefit for income taxes	-	-

Net loss	(2,415,036)	(3,421,792)

Net loss per Class A and B common shares:
Basic and diluted	$(0.43)	$(0.88)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,555,588	3,894,331

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Months Ended		March 31, 2025 vs. March 31, 2024
	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue:
Service Revenue	$2,741,029	$3,545,599	$(804,571)	-23%
Percentage of revenue	75%	73%
Product Revenue	898,180	1,285,968	(387,787)	-30%
Percentage of revenue	25%	27%
Total	$3,639,209	$4,831,567	$(1,192,358)	-25%

	Average Daily Service Revenue for the Year Ended		March 31, 2025 vs. March 31, 2024
Animal Hospital & Clinics	March 31, 2025	March 31, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$4,134	$(4,134)	-100%
Chiefland Animal Hospital	1,657	1,631	26	2%
Pets & Friends Animal Hospital	3,626	2,676	950	35%
Advanced Veterinary Care of Pasco	2,123	1,888	235	12%
Lytle Veterinary Clinic	1,514	1,759	(245)	-14%
Southern Kern Veterinary Clinic	3,899	2,809	1,090	39%
Bartow Animal Clinic	2,168	2,350	(182)	-8%
Dietz Family Pet Hospital	1,615	1,804	(189)	-10%
Aberdeen Veterinary Clinic	812	1,718	(906)	-53%
All Breed Pet Care Veterinary Clinic	2,909	2,838	72	3%
Pony Express Veterinary Hospital	3,598	4,070	(472)	-12%
Williamsburg Animal Clinic	1,725	2,252	(526)	-23%
Old 41 Animal Hospital	911	2,227	(1,315)	-59%
Valley Veterinary Services Animal Hospital	3,897	2,699	1,197	100%
Total Daily Service Revenue	$30,456	$34,855	$(4,399)

1.	The veterinary practice was sold effective September 20, 2024.

	Average Daily Product Revenue for the Year Ended		March 31, 2025 vs. March 31, 2024
Animal Hospital & Clinics	March 31, 2025	March 31, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$1,810	$(1,810)	-100%
Chiefland Animal Hospital	1,022	1,033	(10)	-1%
Pets & Friends Animal Hospital	968	911	58	6%
Advanced Veterinary Care of Pasco	594	816	(222)	-27%
Lytle Veterinary Clinic	717	914	(197)	-22%
Southern Kern Veterinary Clinic	836	530	307	58%
Bartow Animal Clinic	933	1,027	(93)	-9%
Dietz Family Pet Hospital	518	853	(335)	-39%
Aberdeen Veterinary Clinic	302	573	(271)	-47%
All Breed Pet Care Veterinary Clinic	738	1,287	(549)	-43%
Pony Express Veterinary Hospital	1,307	1,815	(508)	-28%
Williamsburg Animal Clinic	495	744	(249)	-33%
Old 41 Animal Hospital	378	648	(271)	-42%
Valley Veterinary Services Animal Hospital	1,170	1,219	(49)	100%
Total Daily Product Revenue	$9,980	$14,180	$(4,201)

1.	The veterinary practice was sold effective September 20, 2024.

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue decreased $804,571 or 23%, to $2,741,029 for the three months ended March 31, 2025 as compared to $3,545,599 for the three months ended March 31, 2024. The decrease in service revenue is mainly attributed to the exclusion of KVC from 2025 results. On a comparable basis, service revenue declined year-over-year, primarily due to reduced DVM capacity and operational disruptions in January.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $387,787, or 30%, to $898,180 for the three months ended March 31, 2025 as compared to $1,285,968 for the three months ended March 31, 2024. The overall decrease was a result of customers purchasing less products per visit and the exclusion of KVC from 2025 results.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue decreased $569,869, or 21%, to $2,139,278 for the three months ended March 31, 2025 as compared to $2,709,147 for the three months ended March 31, 2024. The decrease in cost of service revenue sold excluding depreciation and amortization was driven primarily by the decrease in service revenue due the exclusion of KVC from 2025 results.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue decreased $230,698, or 23%, to $785,409 for the three months ended March 31, 2025 as compared to $1,016,107 for the three months ended March 31, 2024. The decrease in cost of product revenue was driven primarily by a decrease in product revenue due the exclusion of KVC from 2025 results.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses decreased $426,905, or 15% to $2,446,438 for the three months ended March 31, 2025 as compared to $2,873,343 for the three months ended March 31, 2024. The decrease was primarily due to the decreases in expenses generated, the IR agency contracts and marketing agreements the Company entered into during the first quarter of 2024 following the February 2024 public acquisition. These decreases were offset by increased consulting agreements.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization decreased $91,805, or 25%, to $275,392 for the three months ended March 31, 2025 as compared to $367,197 for the three months ended March 31, 2024. The decrease was primarily due to the Sale of KVC during Q3 2024.

Other Expense: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $151,553, or 27%, to $407,736 for the three months ended March 31, 2025 as compared to $559,289 for the three months ended March 31, 2024. The decrease was primarily due to the decrease in the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $1,006,756 , or 29%, to $2,415,036 for the three months ended March 31, 2025 as compared to $3,421,792 for the three months ended March 31, 2024. The net loss is primarily attributable to the decline in service revenue due to reduced DVM capacity and operational disruptions in January, exclusion of the operating expenses associated with KVC, decreases in operating expenses associated with the cost associated with the February 2024 public raise during the period, and the IR Agency Consulting Agreement offset by other 3rd party consulting arrangements entered into to increase customer outreach and improve operations.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $38,765,317 as of March 31, 2025. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the three months ended March 31, 2025 the Company’s cash used in operations was $1,374,297.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2025, had an accumulated deficit and negative working capital of $38,765,317 and 4,570,734. For the three months ended March 31, 2025, the Company sustained a net loss of $2,415,036. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of March 31, 2025 and December 31, 2024 consisted of the following:

Original					March 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$217,681	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	181,611	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	198,853	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	249,534	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	646,514	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	386,336	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	614,669	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	394,019	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	1,030,288	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	230,082	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	595,814	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	318,570	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	375,129	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	961,563	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	441,224	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	193,580	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	566,066	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	825,025	843,796	3,315
$9,713,423					$8,426,558	$8,621,519	$84,424

The Company amortized $1,526 and $1,543 of issuance cost in the aggregate during the three months ending March 31, 2025 and 2024, respectively, for the FNBD notes payable.

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

Notes payable to FSB as of March 31, 2025 and December 31, 2024 consisted of the following:

Original					March 31,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,690,053	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	372,963	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	457,089	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	202,158	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	375,000	375,000	6,877
$7,623,235					$3,097,263	$3,361,618	$69,439

The Company amortized $1,526 and $1,543 of issuance cost in the aggregate during the three months ending March 31, 2025 and 2024, respectively.

Notes payable as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
FNBD Notes Payable	$8,426,558	$8,621,519
FSB Notes Payable	3,097,263	3,361,618
Total notes payable	11,523,821	11,983,137
Unamortized debt issuance costs	(82,270)	(81,909)
Notes payable, net of issuance cost	11,441,003	11,901,228
Less current portion	(3,157,641)	(3,410,465)
Long-term portion	$8,283,910	$8,490,763

Notes payable repayment requirements as of March 31, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,957,649
2026	1,203,521
2027	872,072
2028	909,759
2029	950,587
Thereafter	4,630,233
Total	$11,523,821

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory note (“Convertible Debenture”). During the year ending December 31, 2022 the Company issued $1,612,000 in aggregated principal amount of the 6.00% Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of 6.00% Convertible Debenture to five (5) separate holders. The Convertible Debenture is convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a public offering (“IPO”). At the holder’s election, the accrued interest and principal may be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount of the opening price per share of Class A common stock). The Convertible Debenture mature 5 years from the date of issuance to each holder. Prior to the maturity date, the holder is entitled to convert the Convertible Debenture into Class A common stock upon the Company’s IPO. Upon an IPO the accrued and unpaid interest is due and payable in cash on the first business day of the following month of March for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance cost of $40,000 that was amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $1,993 of issuance cost during the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025, the Company amortized $261,766 of OID and issuance cost. The amounts are included in interest expense on the statement of operations. During the three months ended March 31, 2025, the Company made $863,940 in payments on the loan payable. The outstanding balance of the loan payable as of March 31, 2025 and December 31, 2024, were $1,737,846 and $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement with a certain investor. Pursuant to the securities purchase agreement, Inspire issued to investors Increasing OID Senior Note for $500,000. The convertible note payable has a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise.

On June 11, 2024, Inspire entered into a securities purchase agreement with two investors. Pursuant to the securities purchase agreement, Inspire issued to investors Increasing OID Senior Note for $250,000 each. The convertible note payable has a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise

The convertible notes payable contain an original issued discount (“OID”) which shall be: (i) fifteen percent (15%) if the convertible notes payable are satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term is defined in the notes), (ii) twenty percent (20%) if the convertible notes payable are satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The convertible notes payable can be prepaid at any time prior to the Maturity Date without any penalties.

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

If the convertible notes payable are not repaid by their maturity date the default provisions are as follow: (i) The Face Value (as such term is defined in the notes) will increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price will become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

As of March 31, 2025 the balance of the convertible notes payable was $0. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table provides detailed information about our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,374,297)	$(3,169,029)
Net cash used in investing activities	(20,275)	(156,945)
Net cash provided by financing activities	2,528,915	3,216,090
Net increase (decrease) in Cash, cash equivalents and restricted cash	$1,134,343	$(109,884)

Operating Activities

For the three months ended March 31, 2025, operating activities used $1,374,297 of cash compared to $3,169,029 net cash used for the three months ended March 31, 2024. The cash used was primarily due to the Company’s net loss of $2,415,036 offset by non-cash expense of $619,336, which consisted of $275,392 of depreciation and amortization, $4,455 of amortization of issuance costs, $261,766 of amortization of debt discount, $77,723 of amortization of operating rights of use assets and positive working capital of $421,403, including increase in accounts receivables of $36,299, $41,498 increase in inventory, $258,769 decrease in prepaid expenses and other current assets, $209,512 decrease in accounts payable, $357,541 increase in accrued expenses, and $63,192 decrease in operating lease liabilities.

For the three months ended March 31, 2024, the cash used was primarily due to the Company’s net loss of $3,421,792 offset by non-cash expense of $2,431,325, which consisted of $347,382 of depreciation and amortization, $15,825 of amortization of issuance costs, $379,313 of amortization of debt discount, $53,831 of amortization of operating rights of use assets, $286,696 for issuance of class A common stock for services, $728,278 for loss on debt modification, $20,000 for issuance of class A common stock for general release agreement, $600,000 for issuance of Class A common stock and pre-funded warrants in connection with commitment shares and positive working capital of $1,965,647, including increase in accounts receivables of $312,915, $48,874 increase in refundable income tax, $12,220 increase in other assets, $403,107 increase in accrued expenses, $92,322 increase in cumulative series A preferred stock dividends payable, $1,642,552 increase in prepaid expenses and other current assets, and $40,108 increase in operating lease liabilities. These increases were offset by decreases of $32,519 due from former owners, $25,852 decrease in inventory, and $315,165 decrease in accounts payable.

Investing Activities

For the three months ended March 31, 2025, the cash used was attributable to the purchase of property and equipment of $20,275.

For the three months ended March 31, 2024, the cash used was attributable to the purchase of property and equipment of $159,945.

Financing Activities

For the three months ended March 31, 2025, the cash provided was due to the $1,711,466 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $863,940 repayment on loans payable, $2,145,521 proceeds from exercise warrants, $464,132 payments on convertible notes payable, $464,132 repayment on note payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

A summary of our significant accounting policies is included in Note 2 of our audited consolidated annual financial statements included in Form 10-K filed with the SEC on March 31, 2025. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of March 31, 2025 and December 31, 2024, our intangible assets and goodwill balances were as follows:

	March 31,	December 31,
	2025	2024
Client List	$1,916,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(1,927,020)	(1,774,445)
	$1,481,352	$1,633,927

Our valuations of the intangible assets apart of our veterinary clinics and animal hospital acquisitions has a relatively small value allocated to the client list (customer relationship) due to our use of the Veterinary Services industry rate of 74% for the retention rate in our valuations. An increase in the rate by 6% to 80% in our valuations would result in an increase of approximately $1.2 million to the client list and a decrease of approximately $1.2 million to goodwill. No acquisitions occurred during the ended March 31, 2025. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in in interest rates to the extent of our net borrowings under the Master Lending and Credit Facility, which were $11,523,820 as of March 31, 2025. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the Master Lending and Credit Facility have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: May 15, 2025	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)