Form 10-Q
period 2025-06-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2025-08-13
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 3,609,285 shares of Class A common stock issued and outstanding.

INSPIRE VETERINARY PARTNERS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2025

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

INSPIRE VETERINARY PARTNERS, INC.

Financial Statements

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$158,942	$523,690
Accounts receivable, net	183,634	40,675
Inventory	476,991	516,650
Prepaid expenses and other current assets	513,647	942,456
Total current assets	1,333,214	2,023,471

Restricted cash - non-current	234,500	200,000
Property and equipment, net	7,025,647	6,382,788
Right-of-use assets	1,748,589	1,879,729
Intangible assets	1,426,446	1,633,927
Goodwill	8,988,263	8,022,082
Other assets	53,997	53,997
Total assets	$20,810,656	$20,195,994

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$1,875,438	$1,979,503
Accrued expenses	1,013,364	285,770
Operating lease liabilities	166,945	183,981
Loans payable, net of discount	2,738,871	2,340,020
Convertible notes payable, net of discount	258,393	-
Promissory note, net of discount	511,682	-
Notes payable, net of discount	3,486,268	3,410,465
Total current liabilities	10,050,961	8,199,739

Operating lease liabilities, non-current	1,857,960	1,943,487
Notes payable - noncurrent	8,455,473	8,490,763
Total liabilities	20,364,394	18,633,989

Commitments and Contingencies (Note 15)

Stockholder's Equity
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 2,324,285 and 1,176,059 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	231	117
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,020,750 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	302	302
Additional paid in capital	42,245,614	37,911,867
Accumulated deficit	(41,799,885)	(36,350,281)
Total stockholder's equity	446,262	1,562,005
Total liabilities and stockholder's equity	$20,810,656	$20,195,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue	$3,195,266	$3,220,238	$5,936,295	$6,765,837
Product revenue	1,088,268	1,170,143	1,986,448	2,456,111
Total revenue	4,283,534	4,390,381	7,922,743	9,221,948

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,435,318	2,428,740	4,574,596	5,137,887
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	871,665	935,997	1,657,074	1,952,104
General and administrative expenses	2,650,361	2,218,734	5,090,712	5,111,892
Debt extinguishment loss	689,411	859,584	689,411	1,587,862
Depreciation and amortization	252,316	340,926	533,795	688,308
Total operating expenses	6,899,071	6,783,981	12,545,588	14,478,053

Loss from operations	(2,615,537)	(2,393,600)	(4,622,845)	(5,256,105)

Other income (expenses):
Interest income	13	-	21	2
Interest expense	(419,044)	(988,053)	(826,780)	(1,547,342)
Other income (expenses)	-	(4,768)	-	(4,768)
Total other expenses	(419,031)	(992,821)	(826,759)	(1,552,108)

Loss before income taxes	(3,034,568)	(3,386,421)	(5,449,604)	(6,808,213)

Benefit for income taxes	-	-	-	-

Net loss	(3,034,568)	(3,386,421)	(5,449,604)	(6,808,213)
Dividend on convertible series A preferred stock	-	(6,330)	-	(220,850)
Net loss attributable to class A and B common stockholders	$(3,034,568)	$(3,392,751)	$(5,449,604)	$(7,029,063)

Net loss per Class A and B common shares:
Basic and diluted	$(0.50)	$(0.70)	$(0.94)	$(1.56)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,031,634	4,821,424	5,794,926	4,508,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Stockholders'
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2023	403,640	$40	2,817	$-	3,891,500	$389	$20,426,569	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	1,144	-	-	-	3,375,458	-	3,375,458
Exercise of pre-funded warrants	-	-	17,680	2	-	-	(2)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	486	-	-	-	600,000	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	1,562	-	-	-	286,696	-	286,696
Issuance of class A common stock in connection with general release agreement	-	-	98	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	5,916	1	-	-	35	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	$8	29,703	$3	3,891,500	$389	$25,118,772	$(24,849,319)	$269,853
Exercise of pre-funded warrants	-	-	4,100	-	-	-	-	-	-
Conversion of convertible series A preferred stock into class A common stock	(54,771)	(5)	7,960	1	-	-	4	-	-
Convertible series A preferred stock dividend	858	-	-	-	-	-	10,830	(8,580)	2,250
Net loss	-	-	-	-	-	-	-	(3,386,421)	(3,386,421)
Balance as of June 30, 2024	27,229	$3	41,763	$4	3,891,500	$389	$25,129,606	$(28,244,320)	$(3,114,318)

	Convertible Series A
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Stockholders'
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2024	-	-	1,176,059	117	3,020,750	302	37,911,867	(36,350,281)	1,562,005
Issuance of class A common stock, net of issuance costs	-	-	651,167	65	-	-	2,285,456	-	2,285,521
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	207,896	21	-	-	1,571,445	-	1,571,466
Exercise of pre-funded warrants	-	-	84,429	8	-	-	(8)	-	-
Net loss	-	-	-	-	-	-	-	(2,415,036)	(2,415,036)
Balance as of March 31, 2025	-	$-	2,119,551	$211	3,020,750	$302	$41,768,760	$(38,765,317)	$3,003,956
Issuance of common stock in connection with business acquisition	-	-	54,734	5	-	-	92,495	-	92,500
Issuance of class A common stock for services	-	-	150,000	15	-	-	245,085	-	245,100
Stock-based compensation	-	-	-	-	-	-	139,274	-	139,274
Net loss	-	-	-	-	-	-	-	(3,034,568)	(3,034,568)
Balance as of June 30, 2025	-	$-	2,324,285	$231	3,020,750	$302	$42,245,614	$(41,799,885)	$446,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,449,604)	$(6,808,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	533,795	688,308
Amortization of debt issuance costs	10,208	15,825
Amortization of debt discount	541,620	984,924
Amortization of operating right of use assets	131,140	266,804
Stock-based compensation	139,274	-
Issuance of class A common stock for services	245,100	286,696
Loss on debt modification	689,411	1,587,862
Issuance of class A common stock in connection with general release agreement	-	20,000
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	600,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(142,959)	(11,147)
Due from former owners	-	32,519
Inventory	79,659	(3,081)
Prepaid expenses and other current assets	428,809	(1,191,480)
Accounts payable	(104,065)	511,372
Accrued expenses	727,594	82,742
Cumulative Series A preferred stock dividends payable	-	(92,322)
Other assets, net	-	(61,094)
Refundable income tax	-	151,796
Operating lease liabilities	(102,563)	(80,823)
Net cash used in operating activities	(2,272,581)	(3,019,312)

Cash flows from investing activities:
Purchase of property and equipment	(32,854)	(180,636)
Payment for acquisition of business	(1,850,000)	-
Net cash used in investing activities	(1,882,854)	(180,636)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and warrants, net of issuance costs	2,285,521	-
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	1,571,466	3,375,458
Net proceeds from loans payable	1,020,295	1,467,935
Payments on loans payable	(1,832,400)	(2,440,627)
Proceeds from issuance of convertible series A preferred stock	-	200,000
Proceeds from convertible notes payable	250,000	1,000,000
Proceeds from notes payable, net of discount	761,190	-
Repayment of notes payable	(730,885)	(474,121)
Proceeds from issuance of promissory note	500,000	-
Repayment of convertible debentures	-	(100,000)
Net cash provided by financing activities	3,825,187	3,028,645

Net increase (decrease) in Cash, cash equivalents and restricted cash	(330,248)	(171,303)
Cash, cash equivalents and restricted cash, beginning of period	723,690	378,961
Cash, cash equivalents and restricted cash, end of period	$393,442	$207,658

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$826,780	$1,552,313
Income tax refund	$-	$151,796

Noncash investing and financing activity
Series A Preferred Stock Dividend	$-	$220,850
Issuance of common stock in connection with business acquisition	$92,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

1.	Description of Business

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

As the Company expands, additional modalities are becoming a part of the offerings at its hospital, including equine care. With 14 clinics located in 9 states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential to make them worthy acquisition targets. Because the company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates its business as one operating and one reportable segment.

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

The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, MD Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco. Holdco is used to acquire hospitals in various states and jurisdictions.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2025, had an accumulated deficit and negative working capital of $41,799,885 and $8,717,747, respectively. For the three and six months ended June 30, 2025, the Company sustained a net loss of $3,034,568 and $5,449,604, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $2,892 and $2,892 as of June 30, 2025 and December 31, 2024.

Stock-Based Compensation

The stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of stock-based awards. The expected term is based on the “simplified method”, due to the Company’s limited stock award history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company’s Class A common stock has a limited history in the public markets, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate stock-based compensation expenses are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

`	For the Period Ended
	June 30,	December 31,
	2025	2024
Warrants	3,126,574	1,142
Convertible notes payable	285,118	-
Stock Options	194,779	4,747
Total	3,606,471	5,889

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

4.	Property and equipment

As of June 30, 2025, and December 31, 2024, property and equipment, net, consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$1,482,310	$1,333,810
Buildings	4,439,332	3,951,512
Computers and equipment	1,636,253	1,403,400
Furniture and fixtures	129,204	129,204
Automobile	80,219	80,219
Leasehold improvements	776,418	713,733
	8,543,736	7,611,878
Less - accumulated depreciation	(1,518,089)	(1,229,090)
Property and Equipment, net	$7,025,647	$6,382,788

Depreciation expense for the three months ended June 30, 2025 and 2024 was $103,497 and $141,141, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $226,314 and $280,509, respectively.

5.	Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2023	8,147,590
Disposals	(125,508)
Goodwill as of December 31, 2024	8,022,082
Acquisitions	966,181
Goodwill as of June 30, 2025	$8,988,263

There was no goodwill impairment recognized in the six months ended June 30, 2025 and 2024.

The following summarizes the Company’s intangible assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Client List	$2,016,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(2,081,926)	(1,774,445)
	$1,426,446	$1,633,927

Amortization expenses were $154,906 and $ 199,785 for the three months ended June 30, 2025 and 2024, respectively, and $307,481 and $ 407,799 for the six months ended June 30, 2025 and 2024, respectively.

 Expected future amortization expense of intangible assets as of June 30, 2025, is as follows:

Remainder of 2025	$312,051
2026	595,259
2027	388,079
2028	102,619
2029	20,000
2030	8,438
$1,426,446

6.	Business disposal

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

There is no prepayment penalty on payments on the Revolving Line. The Term Loans are subject to a refinance fee of 2% of the then outstanding principal balance of the Term Loan if paid within two years of entering into the Term Loan and 1% of the then outstanding principal balance of the Term Loan if paid within three to five years of entering into the Term Loan. The refinance fee is due only if the Term Loan is paid off by refinancing. Borrowings under the MLOCA are guaranteed by Kimball Carr, CEO & President of the Company.

Effective August 18, 2022, the MLOCA was amended such that the interest rate charge on all sums advanced under the amended and restated MLOCA shall be 5.25% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest will be equal to the New York Prime Rate plus 0.65% that shall never be less than 4.75%. The MLOCA has been fully drawn against.

Notes payable to FNBD as of June 30, 2025 and December 31, 2024 consisted of the following:

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$215,371	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	175,708	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	196,745	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	241,422	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	625,929	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	374,349	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	608,372	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	389,939	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	998,321	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	227,722	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	577,732	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	309,063	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	363,818	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	951,932	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	428,370	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	188,204	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	551,240	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	806,158	843,796	3,315
$9,713,423					$8,230,395	$8,621,519	$84,424

The Company amortized $2,791 and $1,543 of issuance cost in the aggregate during the three months ending June 30, 2025 and 2024, respectively. The Company amortized $4,317 and $3,086 of issuance cost in the aggregate during the six months ending June 30, 2025 and 2024, respectively, for the FNBD notes payable.

FSB Commercial Loans

In January 2021, the Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the KVC acquisition. The first commercial loan, in the amount of $1,105,000, had a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan had monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that were capitalized and being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024, required the Company to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of KVC. Refer to “Business disposal” above for further detail.

The second commercial loan with FSB, in the amount of $1,278,400, had a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan had monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that were capitalized and being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024, required the Company to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of KVC. Refer to “Business disposal” above for further detail.

The third commercial loan with FSB, in the amount of $450,000, had a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that were capitalized and being amortized straight line over the life of the loan. This loan was paid in full in February 2023.

On October 31, 2022, the Company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 that were capitalized and are being amortized straight line over the life of the loan.

The second loan with FSB was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 that were capitalized and are being amortized straight line over the life of the loan.

The third loan with FSB was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the Company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 that were capitalized and are being amortized straight line over the life of the loan.

The second loan with FSB was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 that were capitalized and are being amortized straight line over the life of the loan.

On November 8, 2023, the Company entered into a commercial loan with FSB as part of the Valley Vet acquisition. The loan with FSB was in the amount of $375,000. The loan has a fixed rate of 8.5% and a maturity date of January 29, 2026. The fixed rate loan has monthly payments of $3,255, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest. The loan had issuance costs of $6,877 that were capitalized and are being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, a member of our Board of Directors.

Notes payable to FSB as of June 30, 2025 and December 31, 2024 consisted of the following:

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,645,936	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	369,934	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	240,632	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	392,216	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	372,378	375,000	6,877
$7,623,235					$3,021,096	$3,361,618	$69,439

The Company amortized $2,962 and $5,090 of issuance cost in the aggregate during the three months ending June 30, 2025 and 2024, respectively.  The Company amortized $5,891 and $10,180 of issuance cost in the aggregate during the six months ending June 30, 2025 and 2024, respectively, for the FSB notes payable.

Ushjo Commercial Loan

On June 4, 2025, the Company entered into a commercial loan with Ushjo as part of the DeBary Animal Clinic acquisition. The loan with Ushjo was entered into on June 4, 2025, in the amount of $780,000. The loan has a fixed rate of 11.25% and a maturity date of July 1, 2026. The fixed rate loan has monthly payments for the interest portion of the loan, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest.

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$780,000	DeBary	6/4/2025	7/1/2026	11.25%	$780,000	$-	$18,810

Notes payable as of June 30, 2025, and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
FNBD Notes Payable	$8,230,395	$8,621,519
FSB Notes Payable	3,021,096	3,361,618
Ushjo Note Payable	780,000	-
Total notes payable	12,031,491	11,983,137
Unamortized debt issuance costs	(89,750)	(81,909)
Notes payable, net of issuance cost	11,941,741	11,901,228
Less current portion	(3,486,268)	(3,410,465)
Long-term portion	$8,455,473	$8,490,763

Notes payable repayment requirements as of June 30, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,707,821
2026	1,984,215
2027	876,805
2028	914,210
2029	954,785
Thereafter	4,593,655
Total	$12,031,491

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory notes (“Convertible Debenture”). During the year ended December 31, 2022, the Company issued $1,612,000 in aggregated principal amount of the Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of Convertible Debenture to five (5) separate holders. The Convertible Debenture was convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a initial public offering (“IPO”). At the holder’s election, the accrued interest and principal could be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount to the opening price per share of Class A common stock). The Convertible Debenture matured 5 years from the date of issuance to each holder. Upon an IPO, the accrued and unpaid interest was due and payable in cash on the first business day of the following month for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance costs of $40,000 that were amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $1,993 of issuance cost during the three months ended June 30, 2025 and 2024, respectively. The Company amortized $0 and $3,987 for the six months ending June 30, 2025 and 2024, respectively.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 14,953 shares of Class A common stock at a conversion price of $30.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the IPO price of $40 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%. As of June 30, 2025, there is no principal amount of the Convertible Debenture outstanding.

Loans Payable

On May 30, 2023, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with an unrelated third-party financial institution. Under the terms of the initial agreement, the Company had to pay $57,346 each week for 26 weeks with the first payment due June 6, 2023. The financing arrangement had an effective interest rate of 49%. The financing arrangement included an original issuance discount (“OID”) of $441,000 and issuance costs of $50,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method.

On August 10, 2023, the Company amended its financing arrangement to borrow an additional $507,460, increasing weekly repayments to $76,071 over 28 weeks. This amendment decreased the effective interest rate to 41%. The modification was evaluated under ASC 470-50 and determined to be a debt extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $441,618, which was recorded in the statement of operations.

On November 28, 2023, the Company amended its financing arrangement to borrow an additional $531,071, decreasing weekly payments to $56,800 over 40 weeks. This amendment increased the effective interest rate to 49%. The modification was deemed a debt extinguishment, resulting in a loss on extinguishment of debt of $485,436, recorded in the statement of operations.

On January 18, 2024, the Company amended its financing arrangement to borrow an additional $549,185, increasing weekly payments to $86,214 over 43 weeks. This amendment increased the effective interest rate to 52%. The modification was accounted for as a debt extinguishment, and the Company recorded a loss on extinguishment of debt of $728,278 in the statement of operations.

On May 7, 2024, the Company amended its financing arrangement to borrow an additional $518,750, increasing weekly payments to $90,229 over 48 weeks. This amendment decreased the effective interest rate to 49%. The modification was treated as a debt extinguishment, resulting in a loss on extinguishment of debt of $859,584, recorded in the statement of operations.

On December 24, 2024, the Company amended its financing arrangement to borrow an additional $513,650, increasing weekly payments to $71,995 over 41 weeks. This amendment decreased the effective interest rate to 43%. The modification was determined to be a debt extinguishment, and the Company recognized a loss on extinguishment of debt of $546,356 in the statement of operations.

On May 20, 2025, the Company amended its financing arrangement to borrow an additional $550,000, increasing weekly payments to $78,500 over 47 weeks. This amendment decreased the effective interest rate to 42%. The modification was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $689,411, recorded in the statement of operations.

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company had to pay $21,600 each week for 28 weeks with the first payment due April 8, 2024. The financing arrangement had an effective interest rate of 51%. The financing arrangement included an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method. As of June 30, 2025, the financing arrangement has been paid in full, and the original issuance discount and issuance costs have been fully amortized.

During the three and six months ended June 30, 2025, the Company amortized $259,780 and $521,545 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and six months ended June 30, 2025, the Company made $968,460 and $1,832,400 in payments on the loan payable. The outstanding balance of the loan payable as of June 30, 2025 and December 31, 2024, were $2,738,871 and $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by Kimball Carr, the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement with a certain investor, pursuant to which Inspire issued a convertible note payable for $500,000. The convertible note payable had a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise. As of June 30, 2025, the financing arrangement has been paid in full.

On June 11, 2024, Inspire entered into a securities purchase agreement with two investors, pursuant to which Inspire issued each investor a convertible note payable”) each for $250,000. The convertible notes payable have a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise. As of June 30, 2025, the financing arrangement has been paid in full.

When outstanding the Convertible Notes Payable contain an original issued discount (“OID”) which was: (i) fifteen percent (15%) if the Convertible Notes Payable were satisfied and paid in full on or before the forty-fifth (45th) day after the Original Issue Date (as such term was defined in the Notes), (ii) twenty percent (20%) if the Convertible Notes Payable were satisfied and paid in full after such 45th day but on or before the ninetieth (90th) day after the Original Issue Date, and (iii) thirty percent (30%) after such 90th day. The Convertible Notes Payable could be prepaid at any time prior to the Maturity Date without any penalties.

The Convertible Notes Payable had to be repaid in full from any future capital raises (debt, equity or any other form of capital raise) of Inspire. All of the funds raised had to be used to repay the Convertible Notes Payable until the Convertible Notes Payable were repaid in full.

The Convertible Notes Payable were convertible into shares of common stock of Inspire, in full or in part, at any time after issuance at the discretion of the noteholder at a fixed conversion price of $0.03 per share (the “Fixed Conversion Price”).

If the Convertible Notes Payable were not repaid by the Maturity Date the default provisions were as follow: (i) The Face Value (as such term was defined in the Convertible Notes Payable) of the Convertible Notes Payable would increase by 20% (to a 50% OID -- $1,000,000 Face Value); (ii) the conversion price of the Convertible Notes Payable would become convertible at the lower of (a) the Fixed Conversion Price or (b) 20% discount to a 3-Day volume-weighted average price (the “Default Conversion Price”).

On May 30, 2025, pursuant to securities purchase agreements, the Company issued Original Issue Discount Notes to two investors in the principal amounts of $204,700 and $92,000, respectively (the “Notes”). The Notes have a maturity date of March 30, 2026 and the proceeds are for general working capital. The Note to Diagonal Lending has a one-time interest payment of $24,564, and an initial payment of $114,632 due on November 30, 2025, with monthly payments of $28,658 due on the 30th of every month thereafter until March 30, 2026. The Note to Boot Capital has a one-time interest payment of $11,040, and an initial payment of $51,520 due on November 30, 2025, with monthly payments of $12,880 due on the 30th of every month thereafter until March 30, 2026.

The Company has the right to prepay the Notes upon written notice to the lender. After an occurrence of an event of default, as described in the Notes, the Notes shall become immediately due and payable and the Company will pay an amount equal to 150% times the sum of (i) the then outstanding principal amount of the Notes plus (ii) accrued and unpaid interest on the unpaid principal amount, plus (iii) default interest, if any.

The lenders will have the right to convert all or any part of the outstanding and unpaid amount of their Note into shares of the Company’s common stock upon the later of 180 days from the issuance date or an event of default, as described in the notes. The conversion price of the Notes is 75% of the market price.

While the Notes remain outstanding, the Company may not, without the lenders’ written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business.

As of June 30, 2025 the balance of the Convertible Notes Payable was $258,393. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

Promissory Note

On June 10, 2025, the Company issued to Target Capital LLC (“Target”) a promissory note in the principal amount of $625,000, with an original issue discount of $125,000 such that the purchase price was $500,000 (the “Target Note”).

The Target Note shall not exceed the maximum amount of such interest permitted by law to be charged and a maturity date of the earlier of (i) six months from the issuance date, or (ii) the close of any capital raise conducted by the Company. The proceeds from the Target Note are for general working capital.

The Company has the right to prepay the Target Note at any time prior to the maturity date without penalty. In the event of the closing of any capital raise conducted by the Company, no less than 50% of the net proceeds shall be used to repay the Target Note, until the Target Note is paid in full.

After an occurrence of an event of default, as described in the Target Note, it shall become immediately due and payable and the original issue discount shall increase from 20% to 40%.

On June 30, 2025, the Company issued to Target a second promissory note in the principal amount of $625,000, with an original issue discount of $125,000 such that the purchase price was $500,000 (the “Second Target Note”).

The Second Target Note has identical terms and provisions to the original Target Note

8.	Related Party Transactions

Blue Heron

The Company’s director, Charles Stith Keiser, is the Chief Operating Officer of Blue Heron Consulting (“BHC”), and Mr. Keiser’s father, Dr. Charles “Chuck” Keiser, is the Chief Visionary Officer of BHC. During the three months ended June 30, 2025 and 2024 the Company has incurred $10,000 and $15,141 in expenses for, respectively. The Company has incurred $59,043 and $83,168 in expenses for the six months ended June 30, 2025 and 2024, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

Sale of KVC

On September 20, 2024, the Company sold KVC to Kauai RE Holdings LLC. The agent for the sale was Gregory Armstrong, a current shareholder of the Company and a member of Kauai RE. Charles Keiser, DVM, is a member of Kauai RE and the father of our board member Charles Stith Keiser, who is the Company’s largest shareholder through his entity Wilderness Trace Veterinary Partners, LLC, refer to Note 6 Business disposal for further detail.

9.	Stockholders’ Equity

The Company is authorized to issue 170,000,000 shares, of which 100,000,000 shares are designated as Class A common stock, with a par value of $0.0001 per share (the “Class A Common Stock”), 20,000,000 shares are designated as Class B common stock, with a par value of $0.0001 per share (the “Class B Common Stock”), and 50,000,000 shares are designated as Preferred Stock, with a par value of $0.0001 per share (the “Preferred Stock”).

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

As of June 30, 2025 and December 31, 2024, there were no shares of Preferred Stock outstanding.

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

On October 2023, the Company amended its article of incorporation to increase the total number of shares of preferred stock designated as Series A preferred stock to 2,000,000 shares.

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

The Company had 45 calendar days from the date of the Notice to submit its plan to regain compliance to Nasdaq, which was submitted on May 23, 2025. If the plan is accepted, Nasdaq will grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan of compliance, the Company will have the opportunity to appeal the decision to the Nasdaq Hearings Panel. Nasdaq is still reviewing the Company’s compliance plan.

Common Stock & Pre-Funded Warrants

On March 25, 2025, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the investor  in a registered direct offering (the “Offering”) 207,896 shares of Class A common stock, pre-funded warrants to purchase up to 885,000 shares of Class A common stock, five-year warrants (the “Series A Warrants”) to purchase up to 1,092,896 shares of Class A common stock and eighteen-month warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”) to purchase up to 1,092,896 shares of Class A common stock. Gross proceeds from the Offering, before deducting the placement agent’s fees and other offering expenses, were $2,000,000. Each Common Warrant has an exercise price per share of $1.83 and was exercisable beginning on June 11, 2025.

10.	Stock Compensation

Effective October 18, 2022, the Board of Directors of Inspire Veterinary Partners adopted the 2022 Equity Incentive Plan, (the “2022 Plan”). The plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The number of shares issued may not exceed, at any given time, ten percent (10%) of the total of: (a) the issued and outstanding shares of the Company’s common stock, and (b) all shares of common stock issuable upon conversion or exercise of any outstanding securities of the Company which are convertible or exercisable into shares of common stock. The 2022 Plan expires on October 18, 2032.

The Company recognizes stock-based compensation expense from stock-based payments using the grant date fair-value, including for stock options. The fair value of options awarded to employees is measured on the grant date using the Black-Scholes option-pricing model and is recognized as an expense over the requisite service period on a straight-line basis.

All stock options are exercisable into class A common stock.

The following is a summary of outstanding stock options as of June 30, 2025 and December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	-	$-	-	$-
Issued	9,459	33.88	10.00	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of December 31, 2024	9,459	$33.88	9.74	$-
Options exercisable as of December 31, 2024	9,459	$33.88	9.74	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of March 31, 2025	9,459	$33.88	9.50	$-
Options exercisable as of March 31, 2025	9,459	$33.88	9.50	$-
Issued	185,320	1.62	10.00	-
Expired and forfeited	(2,718)	-	-	-
Exercised	-	-	-	-
Options outstanding as of June 30, 2025	192,061	$2.75	9.83	$-
Options exercisable as of June 30, 2025	192,061	$2.75	9.83	$-

The following is the vesting terms associated with those shares:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	192,061	Immediate	The vesting date is immediate and is fully vested on the grant date
Total	192,061

11.	Warrants

As of June 30, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise Price	Number of Shares	Expiry Date
$6,000.00	20	January 2028
11,000.00	32	August 2030
233.75	753	August 2028
10,000.00	332	June 2028
1.83	1,092,896	March 2030
1.83	1,092,896	September 2025
0.0001	885,000	No expiry date
2.29	1,844	March 2030
2.29	547	March 2030
2.29	35,041	March 2030
2.29	17,213	March 2030

During the periods ended June 30, 2025 and December 31, 2024, 84,429 and 21,780 pre-funded warrants were exercised.

12.	Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which for certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed $34,259 and $41,389 during the three months ending June 30, 2025 and 2024, respectively. The Company contributed and expensed $61,762 and $81,653 during the six months ending June 30, 2025 and 2024, respectively.

13.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of June 30, 2025 and December 31, 2024, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

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

The components of lease expense included in the Company’s unaudited condensed statements of operations were as follows:

	Expense	For the three months ended June 30,		For the six months ended June 30,
	Classification	2025	2024	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$65,570	$49,715	$118,987	$103,547
Accretion of Operating lease liability	General and administrative	13,139	14,452	25,487	24,993
Total operating lease expense		$78,709	$64,167	$144,474	$128,540

Other lease expense	General and administrative	4,682	5,082	32,856	2,234
Total		$83,391	$69,249	$177,330	$130,774

Other information related to leases is as follows:

	As of June 30,	As of December 31,
	2025	2024
Remaining lease term:
Operating leases (in years)	8.39	8.77
Discount rate:
Operating leases	7.25%	7.25%

Amounts relating to leases were presented on the unaudited condensed Balance Sheets as of June 30, 2025 and December 31, 2024 in the following line items:

		As of June 30,	As of December 31,
Assets:	Balance Sheet Classification	2025	2024
Operating lease assets	Right-of-use assets	$1,748,589	$1,879,729

Liabilities:
Operating lease liabilities	Operating lease liabilities	166,945	183,981
Operating lease liabilities	Operating lease liabilities, non-current	1,857,960	1,943,487
Total lease liabilities		$2,024,905	$2,127,468

The future minimum lease payments required under leases as of June 30, 2025, were as follows:

Fiscal Year	Operating Leases
Remainder of 2025	$154,506
2026	312,299
2027	316,369
2028	323,311
2029	336,045
Thereafter	1,332,102
Undiscounted cash flows	2,774,632
Less: imputed interest	(749,727)
Lease liability	$2,024,905

15.	Commitments and Contingencies

As of June 30, 2025, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

The Purchase Agreement will automatically terminate on (i) the 24-month anniversary of the effective date of the initial resale registration statement filed with the Commission, (ii) the date when the Investor purchases its total commitment, (iii) the date when the shares of Class A Common Stock are no longer listed on the Nasdaq Capital Market or another eligible national stock exchange, or (iv) when the Company is subject to a voluntary or involuntary bankruptcy or insolvency proceeding.

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

The amendment further provided that, if the issuance of the total number of commitment shares of Class A common stock and Warrant Shares by the Company to the Investor would cause the beneficial ownership of the Investor and its affiliates to exceed 19.99% of the outstanding shares of Class A common stock of the Company, and the Company has not obtained stockholder approval for the issuance of such shares of Class A common stock in an amount in excess of the 19.99% ownership threshold in accordance with the applicable rules of The Nasdaq Capital Market on or before May 24, 2024, then the Company shall be obligated to pay to the Investor an amount in cash equal to $600,000 minus the value of the shares of Class A common stock issuable to the Investor as commitment shares and the value of the Warrant Shares issuable upon exercise of the Warrant. Stockholder approval was obtained in March 2024.

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

Holdback Agreements

As part of the Valley Veterinary Services, Inc. (“Valley Vet”) acquisition in November 2023, a portion of the purchase price in the amount of $200,000 was classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet. The Holdback Agreement dictates that $80,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2024 and the Valley Vet Practice’s gross revenue exceeding 105% of the target gross revenue. The remaining $120,000 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of November 8, 2025 and the Valley Vet Practice’s gross revenue exceeding 110% of the target gross revenue.

The Company determined that the first milestone of the Holdback Agreement had been met, as the Valley Vet Practice’s gross revenue exceeded 105% of the target and both former owners remained employed. As a result, the Company released and paid out the $80,000 holdback amount in accordance with the agreement in January 2025. The remaining holdback amount of $120,000 is classified as restricted cash in the accompanying unaudited condensed balance sheet as of June 30, 2025.

As part of the DeBary Animal Clinic acquisition in June 2025, a portion of the purchase price in the amount of $114,500 was classified as restricted cash in the accompanying unaudited condensed consolidated balance sheet. The Holdback Agreement dictates that $40,000 is contingent upon former owner (now employee of the Company) still being employed by the Company as of June 3, 2026 and the DeBary Animal Clinic’s gross revenue exceeding 105% of the target gross revenue. The remaining $74,500 is contingent upon both former owners (now employees of the Company) still being employed by the Company as of June 3, 2027 and the DeBary Animal Clinic’s gross revenue exceeding 110% of the target gross revenue.

16.	Business Acquisition

Acquisition of Debary Animal Clinic

On June 4, 2025, the Company and IVP FL Holding Company LLC, a wholly-owned subsidiary, entered into an asset purchase agreement with Joseph A. Suarez, DVM (the “Seller Parties”) to acquire substantially all of the assets of Debary Animal Clinic, a veterinary clinic. At the Closing, the Seller Parties delivered a duly executed assignment of the acquired assets, thereby selling, assigning, and transferring to the Company all rights, title, and interest in the assets of the practice.

The aggregate consideration paid by the Company for the acquisition of the business and real estate was approximately $1,942,500, consisting of: (a) $1,850,000 in cash and (b) $92,500 in restricted shares of the Company’s Class A common stock, calculated based on the closing price of the Company’s stock on the Nasdaq Capital Market on the trading day immediately prior to the Closing Date. In addition, the acquisition agreement includes a holdback arrangement for $114,500 in cash, which may be paid to the Sellers at the end of the first and second years following the acquisition, contingent upon the continued employment of the former owners and the achievement of specified revenue targets for each respective year. In accordance with ASC 805, Business Combinations, the holdback amount is excluded from the purchase price allocation and will be recognized as compensation expense for post-combination services as earned.

The Acquisition was accounted for as a business combination in accordance with ASC 805, with the Company as the accounting acquirer. Under this method of accounting, Debary Animal Clinic’s acquired assets are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is recognized as goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired as of the acquisition date. These values are provisional and subject to adjustment during the measurement period (up to one year from the acquisition date) as additional information becomes available:

Closing Cash Consideration	$1,850,000
Closing Equity Consideration	92,500
Total Consideration	1,942,500

Inventory	40,000
Buildings	487,819
Land	148,500
Furniture, Fixtures & Equipment	200,000
Customer Lists	100,000
Goodwill	966,181
Total Consideration	$1,942,500

The company incurred acquisition costs included in general and administrative of $70,046 related to the business acquisition.

The preliminary fair values assigned to the customer list and fixed assets (including buildings, land, and furniture, fixtures, and equipment) are based on management’s initial estimates and have not yet been supported by independent third-party valuations or detailed internal analyses. These amounts are subject to change as the Company completes its valuation procedures and obtains additional information regarding the fair value of these assets. The final purchase price allocation may differ materially from these preliminary amounts, and any adjustments will be recognized retrospectively as required under ASC 805. The measurement period will not exceed one year from the acquisition date.

Goodwill is calculated as the excess of the total consideration transferred over the estimated fair value of the identifiable net assets acquired. The goodwill recognized in this transaction primarily reflects expected synergies from integrating the acquired operations, the assembled workforce, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

Any adjustments to the provisional amounts during the measurement period will be recognized retrospectively as if the accounting for the business combination had been completed at the acquisition date.

17.	Segment Information

Management evaluates the Company’s veterinary clinics as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company’s veterinary clinics have similar economic characteristics and provide similar services to similar types of customers. Our single reportable segment comprises the structure used by our Chief Executive Officer, who collectively have been determined to be our Chief Operating Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates our single reportable segment’s operating performance based on individual veterinary clinic net income (loss) before interest expense, income tax expense, depreciation and amortization, corporate general and administrative expense, debt extinguishment loss, gain of sale, interest and other income, and gains or losses on sales of clinic (“Adjusted Clinic EBITDA”). Our single reportable segment’s assets are consistent with total assets included in the Company’s consolidated balance sheets.

The following table includes revenue, significant veterinary clinic and hospital operating expenses, and Adjusted Clinic EBITDA for the Company’s clinics, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue
Service revenue	$3,195,266	$3,220,238	$5,936,295	$6,765,837
Product revenue	1,088,268	1,170,143	1,986,448	2,456,111
Total Clinics level revenue	4,283,534	4,390,381	7,922,743	9,221,948

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,435,318	2,428,740	4,574,596	5,137,887
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	871,665	935,997	1,657,074	1,952,104
General and administrative expenses	695,051	879,403	1,404,427	1,968,981
Total Clinics level expenses	4,002,034	4,244,140	7,636,097	9,058,972

Adjusted Clinics EBITDA	$281,500	$146,241	$286,646	$162,976

Reconciliation of Adjusted Clinics EBITDA to net income
Depreciation and amortization	252,316	340,926	533,795	688,308
Interest income	(13)	-	(21)	(2)
Interest expense	419,044	988,053	826,780	1,547,342
Debt extinguishment loss	689,411	859,584	689,411	1,587,862
Other income (expenses)	-	4,768	-	4,768
Corporate general and administrative	1,955,310	1,339,331	3,686,285	3,142,911
Net Income	$(3,034,568)	$(3,386,421)	$(5,449,604)	$(6,808,213)

18.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Promissory Note

On July 2, 2025, the Company issued to Target a second promissory note in the principal amount of $625,000, with an original issue discount of $125,000 such that the purchase price was $500,000 (the “Second Target Note”).

The Second Target Note has identical terms and provisions to the original Target Note disclosed in note 7..

Alchemy Consulting Agreement

On July 2, 2025, the Company entered into a consulting agreement with Alchemy Advisory, LLC (“Alchemy”). As consideration for consulting services, the Company issued 350,000 shares of common stock to Alchemy pursuant to the Company’s 2022 Equity Incentive Plan. The agreement may be terminated by either party at any time and for any reason and also contains standard confidentiality clauses.

The foregoing description of the consulting agreement does not purport to be complete and is qualitied in its entirety by reference to the full text of the consulting agreement, a form of which is attached as exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Crone Consulting Agreement

On July 2 2025, the Company entered into a consulting agreement with Mark Crone. As consideration for legal consulting services, the Company issued 200,000 shares of common stock to Mr. Crone pursuant to the Company’s 2022 Equity Incentive Plan. The agreement may be terminated by either party at any time and for any reason and also contains standard confidentiality clauses. The shares were issued on July 30, 2025 pursuant to this agreement. As the services commenced after June 30, 2025, the Company has not recognized any accrual or expense related to this agreement in the financial statements as of June 30, 2025.

The foregoing description of the consulting agreement does not purport to be complete and is qualitied in its entirety by reference to the full text of the consulting agreement, a form of which is attached as exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Business Acquisition

On August 7, 2025, Inspire entered a non-binding Letter of Intent (“LOI”) with an animal hospital and clinic (the “Practice”) to purchase substantially all of the properties and assets of the Practice. Management has evaluated the LOI and has determined that the acquisition is not a significant transaction.

Private Placement of Series B Convertible Preferred Stock and Warrants

On July 28, 2025, Inspire entered into a Securities Purchase Agreement with certain accredited investors for the private placement of up to 7,590 shares of Series B convertible preferred stock (“Series B Preferred Stock”) and accompanying warrants (“Warrants”) to purchase shares of the Company’s common stock. The aggregate offering amount is up to $10 million, to be completed in one or more closings.

On July 29, 2025, the Company completed the first closing of the private placement, issuing 6,340 shares of Series B Preferred Stock and 6,340,000 Warrants for aggregate proceeds of approximately $5 million. Proceeds were received in cash and through the transfer of certain securities in lieu of cash.

Each share of Series B Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of $1.00 per share, subject to adjustment provisions. The Warrants are exercisable at $1.00 per share and expire five years from the initial exercisability date. Both instruments contain anti-dilution and price adjustment features, including a floor conversion price of $0.1879 per share.

The Company entered into a Registration Rights Agreement requiring it to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

Common Stock Purchase Agreement

On July 29, 2025, Inspire entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor committed to purchase, subject to certain conditions and limitations, up to $50 million of shares of the Company’s common stock.

Under the terms of the Purchase Agreement, the Company may, at its sole discretion, direct the Investor to purchase shares of common stock in amounts not to exceed $5 million per purchase notice, provided that the closing sale price of the common stock is at least $0.75 and other customary conditions are satisfied. The Investor’s ownership is limited to 4.99% of the Company’s outstanding common stock

INSPIRE VETERINARY PARTNERS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-looking Information

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q and the disclosures contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

Inspire Veterinary Partners, Inc. is a corporation incorporated in the state of Delaware in 2020. On June 29, 2022, the Company converted into a Nevada corporation. The Company’s class A common shares are traded on the Nasdaq Capital Market (“NASDAQ”) under the symbol IVP. The Company owns and operates veterinary hospitals throughout the United States. The Company specializes in small animal general practice hospitals which serve all manner of companion pets, emphasizing canine and feline breeds. As the Company expands, additional modalities are expected to become a part of the offerings at its hospitals. The acquisition of The Pony Express Veterinary Hospital, Inc. includes equine care and emergency and specialty services and the Company intends to continue to expand such services.

With fourteen clinics located in nine states as of the date of this filing, Inspire purchases existing hospitals which have the financial track record, marketplace advantages and future growth potential which make them worthy acquisition targets. Because the Company leverages a leadership and support structure which is distributed throughout the United States, acquisitions are not centralized to one geographic area. The Company operates it business as one operating and one reportable segment.

The Company is the managing member of IVP Practice Holdings Co., LLC (“Holdco”), a Delaware limited liability company, which is the managing member of IVP CO Holding, LLC (“CO Holdco”), a Delaware limited liability company, IVP FL Holding Co., LLC (“FL Holdco”), a Delaware limited liability company, IVP Texas Holding Company, LLC (“TX Holdco”), a Delaware limited liability company, KVC Holding Company, LLC (“KVC Holdco”), a Hawaii limited liability company, IVP CA Holding Co., LLC (“CA Holdco”), a Delaware limited liability company, IVP MD Holding Company, LLC (“MD Holdco”), a Delaware limited liability company, IVP OH Holding (“OH Holdco”), Co, LLC, a Delaware limited liability company, IVP IN Holding Co., LLC (“IN Holdco”), a Delaware limited liability company, IVP MA Managing Co., LLC, a Delaware limited liability company (“MA Holdco”), and IVP PA Holding Company, LLC, a Delaware limited liability company (“PA Holdco”). The Company through Holdco, operates and controls all business and affairs of CO Holdco, FL Holdco, TX Holdco, KVC Holdco, CA Holdco, MD Holdco, OH Holdco, IN Holdco, MA Holdco and PA Holdco. Holdco is used to acquire hospitals in various states and jurisdictions.

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

Results of Operations

Acquisition and Growth Strategy

With an emphasis on general practice hospitals in its first seven to eight quarters, the Company expanded into purchase of mixed animal hospitals in late 2022, adding equine care to its mix. Further, the Company intends to continue to focus on strategically acquiring existing general practice, specialty hospitals and/or expand existing locations to include emergency care and more complex surgeries, holistic care and comprehensive diagnostics which allow it to offer more complex surgeries and internal medicine work ups.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through June 30, 2025, and the related transaction price.

Name	Closing Date	Transaction Value[1]
Kauai Veterinary Clinic[3,6]	January 2021	$1,505,000
Chiefland Animal Hospital[2]	August 2021	$564,500
Pets & Friends Animal Hospital[2]	October 2021	$630,000
Advanced Veterinary Care of Pasco[3]	January 2022	$1,014,000
Lytle Veterinary Clinic[2]	March 2022	$1,442,469
Southern Kern Veterinary Clinic[2]	March 2022	$2,000,000
Bartow Animal Clinic[3,4]	May 2022	$1,405,000
Dietz Family Pet Hospital[2]	June 2022	$500,000
Aberdeen Veterinary Clinic[3]	July 2022	$574,683
All Breed Pet Care Veterinary Clinic[2]	August 2022	$2,152,000
Pony Express Veterinary Hospital, Inc.[2]	October 2022	$3,108,652
Williamsburg Animal Clinic[3]	December 2022	$850,000
The Old 41 Animal Hospital[2]	December 2022	$1,465,000
Valley Veterinary Services[3,5]	November 2023	$1,790,000
DeBary Animal Clinic [2,7]	June 2025	$1,942,500

1.	The transaction value is the amount of cash consideration paid for the acquisition of the veterinary practice (and as denoted the real estate operations) that was accounted for as a single business combination, in accordance with ASC Topic 805.

2.	Acquisition includes both the veterinary practice and related assets and the real estate operations in the transaction value.

3.	Acquisition was for the veterinary practice and related assets only.

4.	Acquisition includes the purchase of personal goodwill of $105,000 that was included in the purchase price of the veterinary practice and related assets. The total transaction value is made up of $955,000 for the veterinary practice and related assets and $350,000 for the real estate operations.

5.	The transaction value excludes $200,000 for the Holdback Agreement associated with the acquisition.

6.	The veterinary practice was sold on September 20, 2024.

7.	The transaction value excludes $114,500 for the Holdback Agreement associated with the acquisition.

Kauai Veterinary Clinic Acquisition and Disposal

On January 25, 2021, the Company acquired Kauai Veterinary Clinic, Inc., located in Lihue, Hawaii on the island of Kauai providing regional and local veterinary services for $1,505,000 through the Company’s wholly-owned subsidiary, IVP Practice Holding Company, LLC. Simultaneously to the closing of Kauai Veterinary Clinic Inc., the Company acquired the underlying real estate from a third party in exchange for $1,300,000 through the Company’s wholly-owned subsidiary, IVP Real Estate Holding Co., LLC. These acquisitions were financed with threes loans provided by First Southern National Bank for a total of $2,383,400.

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

Valley Veterinary Service Acquisition

On November 8, 2023, the Company acquired the animal hospital and related assets of Valley Veterinary Service, Inc in Rostraver Township, Pennsylvania for $800,000 in cash, a holdback agreement for $200,000 in cash that may be paid out at the end of the two year period following the acquisition based on continued employment by the two former owners and revenue targets for year 1 and year 2 following the effective date of the acquisition, which is not included in the consideration transferred, and issuance of restricted shares of the Company’s Class A common stock equal to $400,000 through the Company’s wholly owned subsidiary IVP PA Holding Company, LLC. Simultaneously, the Company acquired the real estate operations consisting of land and building utilized by Valley Veterinary Services, Inc animal hospital for $590,000 from the owners of Valley Veterinary Services, Inc through the Company’s wholly owned subsidiary, IVP PA Properties, LLC. This acquisition was financed by one loan provided by First Southern National Bank for $375,000 and one loan provided by Farmers National Bank of Danville for $850,000.

Debary Animal Clinic

On June 4, 2025, the Company acquired the animal clinic and related assets of DeBary Animal Clinic in DeBary, Florida for $1,850,000 in cash, a holdback agreement for $114,500 in cash that may be paid out at the end of the two year period following the acquisition based on continued employment by the former owner and revenue targets for year 1 and year 2 following the effective date of the acquisition, which is not included in the consideration transferred, and issuance of restricted shares of the Company’s Class A common stock equal to $92,500 through the Company’s wholly owned subsidiary IVP FL Holding Company, LLC. Simultaneously, the Company acquired the real estate operations consisting of land and building utilized by DeBary Animal Clinic for $1,132,000 from the owner of DeBary Animal Clinic through the Company’s wholly owned subsidiary, IVP FL Properties, LLC. This acquisition was financed by one loan provided by Ushjo for $780,000.

Comparability of Our Results of Operations

Results of Operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

Summary of Results of Operations

	For the Six Months Ended June 30,
	2025	2024
Service revenue	$5,936,295	$6,765,837
Product revenue	1,986,448	2,456,111
Total revenue	7,922,743	9,221,948

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	4,574,596	5,137,887
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	1,657,074	1,952,104
General and administrative expenses	5,090,712	5,111,892
Debt extinguishment loss	689,411	1,587,862
Depreciation and amortization	533,795	688,308
Total operating expenses	12,545,588	14,478,053

Loss from operations	(4,622,845)	(5,256,105)

Other income (expenses):
Interest income	21	2
Interest expense	(826,780)	(1,547,342)
Other income (expenses)	-	(4,768)
Total other expenses	(826,759)	(1,552,108)

Loss before income taxes	(5,449,604)	(6,808,213)

Benefit for income taxes	-	-

Net loss	(5,449,604)	(6,808,213)
Dividend on convertible series A preferred stock	-	(220,850)
Net loss attributable to class A and B common stockholders	$(5,449,604)	$(7,029,063)

Net loss per Class A and B common shares:
Basic and diluted	$(0.94)	$(1.56)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,794,926	4,508,452

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Six Months Ended		June 30, 2025 vs. June 30, 2024
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Service Revenue	$5,936,295	$6,765,837	$(829,543)	-12%
Percentage of revenue	75%	73%
Product Revenue	1,986,448	2,456,111	(469,662)	-19%
Percentage of revenue	25%	27%
Total	$7,922,743	$9,221,948	$(1,299,205)	-14%

	Average Daily Service Revenue for the Year Ended		June 30, 2025 vs. June 30, 2024
Animal Hospital & Clinics	June 30, 2025	June 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$3,952	$(3,952)	-100%
Chiefland Animal Hospital	1,652	1,748	(96)	-5%
Pets & Friends Animal Hospital	4,463	4,168	295	7%
Advanced Veterinary Care of Pasco	2,296	2,091	205	10%
Lytle Veterinary Clinic	1,592	1,953	(360)	-18%
Southern Kern Veterinary Clinic	3,759	3,886	(128)	-3%
Bartow Animal Clinic	2,126	2,028	98	5%
Dietz Family Pet Hospital	1,549	1,551	(2)	0%
Aberdeen Veterinary Clinic	874	1,398	(524)	-37%
All Breed Pet Care Veterinary Clinic	3,107	2,849	257	9%
Pony Express Veterinary Hospital	3,706	3,877	(171)	-4%
Williamsburg Animal Clinic	2,120	2,424	(304)	-13%
Old 41 Animal Hospital	1,023	1,701	(678)	-40%
Valley Veterinary Services Animal Hospital	4,016	3,550	466	100%
DeBary Animal Clinic[2]	3,451	-	3,451	100%
Total Daily Service Revenue	$32,282	$37,175	$(4,893)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

	Average Daily Product Revenue for the Year Ended		June 30, 2025 vs. June 30, 2024
Animal Hospital & Clinics	June 30, 2025	June 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$1,445	$(1,445)	-100%
Chiefland Animal Hospital	1,188	1,111	78	7%
Pets & Friends Animal Hospital	1,233	1,216	17	1%
Advanced Veterinary Care of Pasco	617	566	51	9%
Lytle Veterinary Clinic	792	1,012	(220)	-22%
Southern Kern Veterinary Clinic	792	772	20	3%
Bartow Animal Clinic	954	1,071	(116)	-11%
Dietz Family Pet Hospital	475	671	(196)	-29%
Aberdeen Veterinary Clinic	306	578	(272)	-47%
All Breed Pet Care Veterinary Clinic	783	831	(48)	-6%
Pony Express Veterinary Hospital	1,517	1,446	71	5%
Williamsburg Animal Clinic	497	747	(250)	-33%
Old 41 Animal Hospital	393	563	(170)	-30%
Valley Veterinary Services Animal Hospital	1,211	1,542	(331)	100%
DeBary Animal Clinic[2]	1,455	-	1,455	100%
Total Daily Product Revenue	$10,758	$13,570	$(2,812)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

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

The Company uses these percentages in concert with metrics such as Revenue Per Patient Per day (“RPP”) and Average Patient Charge (“APC”) to analyze the comprehensive nature of diagnostics and services provided by each veterinary hospital. Sometimes referred to as “quality medicine” metrics within the veterinary service industry, the Company uses RPP and APC to determine how a doctor’s time is being utilized (inclusive of all diagnostics and therapies). RPP and APC metrics are consolidated into the presentation of average daily service revenue and average daily product revenue. The Company believes these analyses helps the Company ensure that its caseload is revenue positive to avoid clinicians spending time on patient work which underutilizes their time and erodes labor profitability. The Company also believes these metrics are useful to investors and potential investors to compare the Company’s service-to-product revenue mix against generally accepted industry targets and specific veterinary care service provider competitors.

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

The Company believes the ratio metric is useful for management and its investors for several reasons:

●	The Company and its medical leadership teach and enable its medical staff to provide comprehensive medical care which is appropriate for each animal patient. For example, charges to a client which skew too heavily toward products and do not include necessary services may be an indicator that medical cases are not being fully diagnosed using an appropriate standard of available and appropriate diagnostics and care. This broad analysis can indicate that more questions should be asked about how cases are managed by certain providers, particularly if patterns emerge;

●	Comprehensive care for pets means physical exams, dental care, blood work and many other service related line-items. An overreliance on product revenue alone (which products may be available over-the-counter outside of the veterinary channel) leaves veterinary clinics susceptible to sales transfer to other channels. In addition, appropriate veterinary care (as defined by market practice and some state licensing boards) does not include prescribing products without the delivery of diagnostic and care services.

●	Advancements in veterinary care within the last decade such as anesthetic protocols, pain management, fear free medicine and other services have shown great efficacy for the betterment of patients and their recovery from illness or surgeries. The absence of certain services and procedures within, for instance, a surgery package for a patient, would indicate an opportunity to improve outcomes for a patient and extend life expectancy. These are positive outcomes for clients and, therefore, of interest and value to the Company and our investors.

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue decreased $829,542 or 12%, to $5,936,295 for the six months ended June 30, 2025 as compared to $6,765,837 for the six months ended June 30, 2024. The decrease in service revenue is mainly attributed to the exclusion of KVC from 2025 results offset by results from DeBary animal clinic that was acquired in Q2 2025.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $469,663, or 19%, to $1,986,448 for the six months ended June 30, 2025 as compared to $2,456,111 for the six months ended June 30, 2024. The overall decrease was a result of customers purchasing less products per visit and the exclusion of KVC from 2025 results offset by results from DeBary animal clinic that was acquired in Q2 2025.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue decreased $563,291, or 11%, to $4,574,596 for the six months ended June 30, 2025 as compared to $5,137,887 for the six months ended June 30, 2024. The decrease in cost of service revenue excluding depreciation and amortization was driven primarily by the decrease in service revenue due the exclusion of KVC from 2025 results. These decreases were offset by results from DeBary animal clinic that was acquired in Q2 2025.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue decreased $295,030, or 15%, to $1,657,074 for the six months ended June 30, 2025 as compared to $1,952,104 for the six months ended June 30, 2024. The decrease in cost of product revenue was driven primarily by a decrease in product revenue due the exclusion of KVC from 2025 results. These decreases were offset by results from DeBary animal clinic that was acquired in Q2 2025.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses decreased $21,180, or 0.41% to $5,090,712 for the six months ended June 30, 2025 as compared to $5,111,892 for the six months ended June 30, 2024. The decrease was primarily due to decreases in expenses from the investor relations agency contracts and marketing agreements the Company entered into during the first quarter of 2024 following the February 2024 public stock offering. These decreases were offset by increased consulting agreements relating to customer outreach and operations improvements.

Depreciation and Amortization Expense: Depreciation and amortization expense mainly relates to the assets used in generating revenue. Depreciation and amortization expense decreased $154,513, or 22%, to $533,795 for the six months ended June 30, 2025 as compared to $688,308 for the six months ended June 30, 2024. The decrease was primarily due to the sale of KVC during Q3 2024.

Other Expense: Other expense is composed primarily of interest expense and small denomination bank fee charges. Other expense decreased $725,349, or 47%, to $826,759 for the six months ended June 30, 2025 as compared to $1,552,108 for the six months ended June 30, 2024. The decrease was primarily due to the decrease in the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $1,504,783, or 22%, to $5,303,430 for the six months ended June 30, 2025 as compared to $6,808,213 for the six months ended June 30, 2024. The reduction of the net loss is primarily attributable to the decline in interest expense and the exclusion of the operating expenses associated with KVC.

Comparability of Our Results of Operations

Results of Operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

Summary of Results of Operations

	For the Three Months Ended June 30,
	2025	2024
Service revenue	$3,195,266	$3,220,238
Product revenue	1,088,268	1,170,143
Total revenue	4,283,534	4,390,381

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,435,318	2,428,740
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	871,665	935,997
General and administrative expenses	2,650,361	2,218,734
Debt extinguishment loss	689,411	859,584
Depreciation and amortization	252,316	340,926
Total operating expenses	6,899,071	6,783,981

Loss from operations	(2,615,537)	(2,393,600)

Other income (expenses):
Interest income	13	-
Interest expense	(419,044)	(988,053)
Other income (expenses)	-	(4,768)
Total other expenses	(419,031)	(992,821)

Loss before income taxes	(3,034,568)	(3,386,421)

Benefit for income taxes	-	-

Net loss	(3,034,568)	(3,386,421)
Dividend on convertible series A preferred stock	-	(6,330)
Net loss attributable to class A and B common stockholders	$(3,034,568)	$(3,392,751)

Net loss per Class A and B common shares:
Basic and diluted	$(0.50)	$(0.70)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,031,634	4,821,424

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Month Ended		June 30, 2025 vs. June 30, 2024
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Service Revenue	$3,195,266	$3,220,238	$(24,972)	-1%
Percentage of revenue	75%	73%
Product Revenue	1,088,268	1,170,143	(81,875)	-7%
Percentage of revenue	25%	27%
Total	$4,283,534	$4,390,381	$(106,847)	-2%

	Average Daily Service Revenue for the Year Ended		June 30, 2025 vs. June 30, 2024
Animal Hospital & Clinics	June 30, 2025	June 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$3,584	$(3,584)	-100%
Chiefland Animal Hospital	1,647	1,689	(42)	-2%
Pets & Friends Animal Hospital	5,291	4,229	1,062	25%
Advanced Veterinary Care of Pasco	2,467	1,925	542	28%
Lytle Veterinary Clinic	1,669	1,817	(148)	-8%
Southern Kern Veterinary Clinic	3,620	3,568	51	1%
Bartow Animal Clinic	2,083	1,752	331	19%
Dietz Family Pet Hospital	1,484	1,580	(97)	-6%
Aberdeen Veterinary Clinic	935	1,147	(212)	-18%
All Breed Pet Care Veterinary Clinic	3,302	2,783	519	19%
Pony Express Veterinary Hospital	3,812	3,675	137	4%
Williamsburg Animal Clinic	2,511	2,219	291	13%
Old 41 Animal Hospital	1,133	1,445	(311)	-22%
Valley Veterinary Services Animal Hospital	4,135	3,973	162	100%
DeBary Animal Clinic[2]	3,451	-	3,451	-100%
Total Daily Service Revenue	$34,089	$35,387	$(1,298)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

	Average Daily Product Revenue for the Year Ended		June 30, 2025 vs. June 30, 2024
Animal Hospital & Clinics	June 30, 2025	June 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$1,261	$(1,261)	-100%
Chiefland Animal Hospital	1,353	1,082	271	25%
Pets & Friends Animal Hospital	1,494	1,282	212	16%
Advanced Veterinary Care of Pasco	639	473	166	35%
Lytle Veterinary Clinic	867	928	(61)	-7%
Southern Kern Veterinary Clinic	748	767	(19)	-2%
Bartow Animal Clinic	974	965	9	1%
Dietz Family Pet Hospital	432	595	(164)	-27%
Aberdeen Veterinary Clinic	309	521	(212)	-41%
All Breed Pet Care Veterinary Clinic	828	833	(5)	-1%
Pony Express Veterinary Hospital	1,726	1,587	138	9%
Williamsburg Animal Clinic	498	767	(269)	-35%
Old 41 Animal Hospital	408	513	(106)	-21%
Valley Veterinary Services Animal Hospital	1,252	1,283	(31)	100%
DeBary Animal Clinic[2]	1,455	-	1,455	100%
Total Daily Product Revenue	$11,527	$12,859	$(1,331)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue decreased $24,972 or 1%, to $3,195,266 for the three months ended June 30, 2025 as compared to $3,220,238 for the three months ended June, 2024. The decrease in service revenue is mainly attributed to the exclusion of KVC from 2025 results. These decreases were offset by the acquisition of DeBary animal clinic during Q2 2025.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $81,875, or 7%, to $1,088,268 for the three months ended June 30, 2025 as compared to $1,170,143 for the three months ended June 30, 2024. The overall decrease was a result of customers purchasing less products per visit and the exclusion of KVC from 2025 results offset by the acquisition of DeBary animal clinic during Q2 2025.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue decreased $6,578, or 0%, to $2,435,318 for the three months ended June 30, 2025 as compared to $2,428,740 for the three months ended June 30, 2024. The decrease in cost of service revenue sold excluding depreciation and amortization was driven primarily by the decrease in service revenue due the exclusion of KVC from 2025 results offset by the acquisition of DeBary animal clinic during Q2 2025.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue decreased $64,332, or 7%, to $871,665 for the three months ended June 30, 2025 as compared to $935,997 for the three months ended June 30, 2024. The decrease in cost of product revenue was driven primarily by a decrease in product revenue due the exclusion of KVC from 2025 results offset by the acquisition of DeBary animal clinic during Q2 2025.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses increased $431,627, or 19% to $2,650,361 for the three months ended June 30, 2025 as compared to $2,218,734 for the three months ended June 30, 2024. The increase is primary due to increased consulting agreements relating to customer outreach and operations improvements.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization expense decreased $88,610, or 26%, to $252,316 for the three months ended June 30, 2025 as compared to $340,926 for the three months ended June 30, 2024. The decrease was primarily due to the Sale of KVC during Q3 2024.

Other Expense: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $573,790, or 58%, to $419,031 for the three months ended June 30, 2025 as compared to $992,821 for the three months ended June 30, 2024. The decrease was primarily due to the decrease in the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $351,853 , or 10%, to $3,034,568 for the three months ended June 30, 2025 as compared to $3,386,421 for the three months ended June 30, 2024. The reduction of the net loss is primarily attributable to the decline in interest expense and the exclusion of the operating expenses associated with KVC.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $41,799,885 as of June 30, 2025. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the six months ended June 30, 2025 the Company’s cash used in operations was $2,272,581.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2025, had an accumulated deficit and negative working capital of $41,799,885 and 8,717,747, respectively. For the three and six months ended June 30, 2025, the Company sustained a net loss of $3,034,568 and $5,449,604, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

There is no prepayment penalty on payments on the Revolving Line. The Term Loans are subject to a refinance fee of 2% of the then outstanding principal balance of the Term Loan if paid within two years of entering into the Term Loan and 1% of the then outstanding principal balance of the Term Loan if paid within three to five years of entering into the Term Loan. The refinance fee is due only if the Term Loan is paid off by refinancing. Borrowings under the MLOCA are guaranteed by Kimball Carr, CEO & President of the Company.

Effective August 18, 2022, the MLOCA was amended such that the interest rate charge on all sums advanced under the amended and restated MLOCA shall be 5.25% for the first five years of the loan. Immediately following the fixed rate period, the rate of interest will be equal to the New York Prime Rate plus 0.65% that shall never be less than 4.75%. The MLOCA has been fully drawn against.

Notes payable to FNBD as of June 30, 2025 and December 31, 2024 consisted of the following:

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$215,371	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	175,708	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	196,745	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	241,422	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	625,929	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	374,349	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	608,372	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	389,939	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	998,321	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	227,722	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	577,732	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	309,063	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	363,818	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	951,932	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	428,370	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	188,204	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	551,240	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	806,158	843,796	3,315
$9,713,423					$8,230,395	$8,621,519	$84,424

The Company amortized $2,791 and $1,543 of issuance cost in the aggregate during the three months ending June 30, 2025 and 2024, respectively. The Company amortized $4,317 and $3,086 of issuance cost in the aggregate during the six months ending June 30, 2025 and 2024, respectively, for the FNBD notes payable.

FSB Commercial Loans

In January 2021, the Company entered into three separate commercial loans with First Southern National Bank (“FSB”) as part of the KVC acquisition. The first commercial loan, in the amount of $1,105,000, had a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan had monthly payments of $6,903 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $13,264 that were capitalized and being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024, required the Company to make monthly payments of $9,016 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of KVC. Refer to “Business disposal” above for further detail.

The second commercial loan with FSB, in the amount of $1,278,400, had a fixed interest rate of 4.35% and a maturity date of January 25, 2024. The fixed rate loan had monthly payments of $13,157 and a full payoff of the remaining principal balance at maturity. The commercial loan had issuance costs of $10,085 that were capitalized and being amortized straight line over the life of the loan. The Company entered into a Forbearance Agreement that extended the maturity date to August 31, 2024, required the Company to make monthly payments of $14,898 and increased the interest rate to 8.15% per annum. On September 20, 2024, this loan was assumed by Kauai RE Holdings LLC in the sale of KVC. Refer to “Business disposal” above for further detail.

The third commercial loan with FSB, in the amount of $450,000, had a fixed interest rate of 5.05% and a maturity date of September 11, 2021. The commercial loan was modified on August 25, 2021 to extend the maturity date to February 25, 2023 and increase the principal amount to $469,914. The fixed rate loan had monthly payments of $27,164 and was fully paid off on the maturity date. The commercial loan had issuance costs of $753 that were capitalized and being amortized straight line over the life of the loan. This loan was paid in full in February 2023.

On October 31, 2022, the Company entered into three separate commercial loans with FSB as part of the Pony Express Practice acquisition. The first loan with FSB was in the amount of $2,086,921. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $23,138 except for a final monthly payment of $1,608,530. The commercial loan had issuance costs of $25,575 that were capitalized and are being amortized straight line over the life of the loan.

The second loan with FSB was in the amount of $400,000. The loan has a fixed interest rate of 5.97% and a maturity date of October 31, 2042. The fixed rate loan has monthly payments of $2,859. The commercial loan had issuance costs of $3,277 that were capitalized and are being amortized straight line over the life of the loan.

The third loan with FSB was in the amount of $700,000. The loan has a fixed interest rate of 6.75% and a maturity date of October 31, 2025. The fixed rate loan has monthly payments of $6,903 except for a final monthly payment of $423,278. The commercial loan did not have any issuance costs that were capitalized.

On December 16, 2022, the Company entered into two separate commercial loans with FSB as part of the Old 41 Practice acquisition. The first loan with FSB was in the amount of $568,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has monthly payments of $4,772 and a full payoff of the remaining principal balance at maturity. The loan had issuance costs of $4,531 that were capitalized and are being amortized straight line over the life of the loan.

The second loan with FSB was in the amount of $640,000. The loan has a fixed interest rate of 6.50% and a maturity date of December 16, 2025. The fixed rate loan has twelve monthly payments of approximately $2,830, followed by monthly payments of $7,443. and the interest rate is 6.50%. The loan had issuance costs of $5,077 that were capitalized and are being amortized straight line over the life of the loan.

On November 8, 2023, the Company entered into a commercial loan with FSB as part of the Valley Vet acquisition. The loan with FSB was in the amount of $375,000. The loan has a fixed rate of 8.5% and a maturity date of January 29, 2026. The fixed rate loan has monthly payments of $3,255, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest. The loan had issuance costs of $6,877 that were capitalized and are being amortized straight line over the life of the loan.

The FSB commercial loans are guaranteed by Kimball Carr, Chief Executive Officer and President and Charles Stith Keiser, a member of our Board of Directors.

Notes payable to FSB as of June 30, 2025 and December 31, 2024 consisted of the following:

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,645,936	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	369,934	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	240,632	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	392,216	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	372,378	375,000	6,877
$7,623,235					$3,021,096	$3,361,618	$69,439

The Company amortized $2,962 and $5,090 of issuance cost in the aggregate during the three months ending June 30, 2025 and 2024, respectively.  The Company amortized $5,891 and $10,180 of issuance cost in the aggregate during the six months ending June 30, 2025 and 2024, respectively, for the FSB notes payable.

Ushjo Commercial Loan

On June 4, 2025, the Company entered into a commercial loan with Ushjo as part of the DeBary Animal Clinic acquisition. The loan with Ushjo was entered into on June 4, 2025, in the amount of $780,000. The loan has a fixed rate of 11.25% and a maturity date of July 1, 2026. The fixed rate loan has monthly payments for the interest portion of the loan, except one final payment of the outstanding principal balance on the note, including any accrued and unpaid interest.

Original					June 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$780,000	DeBary	6/4/2025	7/1/2026	11.25%	$780,000	$-	$18,810

Notes payable as of June 30, 2025, and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
FNBD Notes Payable	$8,230,395	$8,621,519
FSB Notes Payable	3,021,096	3,361,618
Ushjo Note Payable	780,000	-
Total notes payable	12,031,491	11,983,137
Unamortized debt issuance costs	(89,750)	(81,909)
Notes payable, net of issuance cost	11,941,741	11,901,228
Less current portion	(3,486,268)	(3,410,465)
Long-term portion	$8,455,473	$8,490,763

Notes payable repayment requirements as of June 30, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,707,821
2026	1,984,215
2027	876,805
2028	914,210
2029	954,785
Thereafter	4,593,655
Total	$12,031,491

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory notes (“Convertible Debenture”). During the year ended December 31, 2022, the Company issued $1,612,000 in aggregated principal amount of the Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of Convertible Debenture to five (5) separate holders. The Convertible Debenture was convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a initial public offering (“IPO”). At the holder’s election, the accrued interest and principal could be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount to the opening price per share of Class A common stock). The Convertible Debenture matured 5 years from the date of issuance to each holder. Upon an IPO, the accrued and unpaid interest was due and payable in cash on the first business day of the following month for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance costs of $40,000 that were amortized straight line over the life of the Convertible Debenture. The Company amortized $0 and $1,993 of issuance cost during the three months ended June 30, 2025 and 2024, respectively. The Company amortized $0 and $3,987 for the six months ending June 30, 2025 and 2024, respectively.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 14,953 shares of Class A common stock at a conversion price of $30.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the IPO price of $40 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%. As of June 30, 2025, there is no principal amount of the Convertible Debenture outstanding.

Loans Payable

On May 30, 2023, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with an unrelated third-party financial institution. Under the terms of the initial agreement, the Company had to pay $57,346 each week for 26 weeks with the first payment due June 6, 2023. The financing arrangement had an effective interest rate of 49%. The financing arrangement included an original issuance discount (“OID”) of $441,000 and issuance costs of $50,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method.

On August 10, 2023, the Company amended its financing arrangement to borrow an additional $507,460, increasing weekly repayments to $76,071 over 28 weeks. This amendment decreased the effective interest rate to 41%. The modification was evaluated under ASC 470-50 and determined to be a debt extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $441,618, which was recorded in the statement of operations.

On November 28, 2023, the Company amended its financing arrangement to borrow an additional $531,071, decreasing weekly payments to $56,800 over 40 weeks. This amendment increased the effective interest rate to 49%. The modification was deemed a debt extinguishment, resulting in a loss on extinguishment of debt of $485,436, recorded in the statement of operations.

On January 18, 2024, the Company amended its financing arrangement to borrow an additional $549,185, increasing weekly payments to $86,214 over 43 weeks. This amendment increased the effective interest rate to 52%. The modification was accounted for as a debt extinguishment, and the Company recorded a loss on extinguishment of debt of $728,278 in the statement of operations.

On May 7, 2024, the Company amended its financing arrangement to borrow an additional $518,750, increasing weekly payments to $90,229 over 48 weeks. This amendment decreased the effective interest rate to 49%. The modification was treated as a debt extinguishment, resulting in a loss on extinguishment of debt of $859,584, recorded in the statement of operations.

On December 24, 2024, the Company amended its financing arrangement to borrow an additional $513,650, increasing weekly payments to $71,995 over 41 weeks. This amendment decreased the effective interest rate to 43%. The modification was determined to be a debt extinguishment, and the Company recognized a loss on extinguishment of debt of $546,356 in the statement of operations.

On May 20, 2025, the Company amended its financing arrangement to borrow an additional $550,000, increasing weekly payments to $78,500 over 47 weeks. This amendment decreased the effective interest rate to 42%. The modification was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $689,411, recorded in the statement of operations.

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company had to pay $21,600 each week for 28 weeks with the first payment due April 8, 2024. The financing arrangement had an effective interest rate of 51%. The financing arrangement included an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method. As of June 30, 2025, the financing arrangement has been paid in full, and the original issuance discount and issuance costs have been fully amortized.

During the three and six months ended June 30, 2025, the Company amortized $259,780 and $521,545 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and six months ended June 30, 2025, the Company made $968,460 and $1,832,400 in payments on the loan payable. The outstanding balance of the loan payable as of June 30, 2025 and December 31, 2024, were $2,738,871 and $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by Kimball Carr, the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement with a certain investor, pursuant to which Inspire issued a convertible note payable for $500,000. The convertible note payable had a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise. As of June 30, 2025, the financing arrangement has been paid in full.

On June 11, 2024, Inspire entered into a securities purchase agreement with two investors, pursuant to which Inspire issued each investor a convertible note in the principal amount of $250,000. The convertible notes have a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise. As of June 30, 2025, the financing arrangement has been paid in full.

On May 30, 2025, pursuant to securities purchase agreements, the Company issued Original Issue Discount Notes to two investors in the principal amounts of $204,700 and $92,000, respectively (the “Notes”). The Notes have a maturity date of March 30, 2026 and the proceeds are for general working capital. The first note in the amount of $204,700 has a one-time interest payment of $24,564, and an initial payment of $114,632 due on November 30, 2025, with monthly payments of $28,658 due on the 30th of every month thereafter until March 30, 2026. The second note in the amount of $92,000 has a one-time interest payment of $11,040, and an initial payment of $51,520 due on November 30, 2025, with monthly payments of $12,880 due on the 30th of every month thereafter until March 30, 2026.

The Company has the right to prepay the Notes upon written notice to the lender. After an occurrence of an event of default, as described in the Notes, the Notes shall become immediately due and payable and the Company will pay an amount equal to 150% times the sum of (i) the then outstanding principal amount of the Notes plus (ii) accrued and unpaid interest on the unpaid principal amount, plus (iii) default interest, if any.

The lenders will have the right to convert all or any part of the outstanding and unpaid amount of their note into shares of the Company’s common stock upon the later of 180 days from the issuance date or an event of default, as described in the note. The conversion price of the Notes is 75% of the market price.

While the Notes remain outstanding, the Company may not, without the lenders’ written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business.

As of June 30, 2025 the balance of the Notes was $258,393. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

Promissory Note

On June 10, 2025, the Company issued to Target Capital LLC (“Target”) a promissory note in the principal amount of $625,000, with an original issue discount of $125,000 such that the purchase price was $500,000 (the “Target Note”).

The Target Note shall not exceed the maximum amount of such interest permitted by law to be charged and a maturity date of the earlier of (i) six months from the issuance date, or (ii) the close of any capital raise conducted by the Company. The proceeds from the Target Note are for general working capital.

The Company has the right to prepay the Target Note at any time prior to the maturity date without penalty. In the event of the closing of any capital raise conducted by the Company, no less than 50% of the net proceeds shall be used to repay the Target Note, until the Target Note is paid in full.

After an occurrence of an event of default, as described in the Target Note, it shall become immediately due and payable and the original issue discount shall increase from 20% to 40%.

On June 30, 2025, the Company issued to Target a second promissory note in the principal amount of $625,000, with an original issue discount of $125,000 such that the purchase price was $500,000 (the “Second Target Note”).

The Second Target Note has identical terms and provisions to the original Target Note.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table provides detailed information about our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,272,581)	$(3,019,312)
Net cash used in investing activities	(1,882,854)	(180,636)
Net cash provided by financing activities	3,825,187	3,028,645
Net increase (decrease) in Cash, cash equivalents and restricted cash	$(330,248)	$(171,303)

Operating Activities

For the six months ended June 30, 2025, operating activities used $2,291,391 of cash compared to $3,019,312 net cash used for the six months ended June 30, 2024. The cash used was primarily due to the Company’s net loss of $5,449,604 offset by non-cash expense of $2,271,738, which consisted of $533,795 of depreciation and amortization, $10,208 of amortization of issuance costs, $541,620 of amortization of debt discount, $131,140 of amortization of operating rights of use assets, $139,274 of stock-based compensation, $245,100 of issuance of class A common stock for services, $689,411 of debt extinguishment loss and positive working capital of $886,475, including increase in accounts receivables of $142,959, $79,659 decrease in inventory, $428,809 decrease in prepaid expenses and other current assets, $104,065 decrease in accounts payable, $727,594 increase in accrued expenses, and $102,563 decrease in operating lease liabilities.

For the six months ended June 30, 2024, operating activities used $3,019,312 of cash compared to $506,960 net cash used for the six months ended June 30, 2023. The cash used was primarily due to the Company’s net loss of $6,814,369 offset by non-cash expense of $4,450,419, which consisted of $688,308 of depreciation and amortization, $15,825 of amortization of issuance costs, $984,924 of amortization of debt discount, $266,804 of amortization of operating rights of use assets, $286,696 for issuance of class A common stock for services, $1,587,862 for debt extinguishment loss, $20,000 for issuance of class A common stock for general release agreement, $600,000 for issuance of Class A common stock and pre-funded warrants in connection with commitment shares and positive working capital of $661,518, including increase in accounts receivables of $11,147, $3,081 increase in inventory, $61,094 increase in other assets, $92,322 increase in cumulative series A preferred stock dividends payable, $1,191,480 increase in prepaid expenses and other current assets, and $80,823 increase in operating lease liabilities. These increases were offset by decreases of $151,796 decrease in refundable income tax, $82,742 decrease in accrued expenses, $32,519 due from former owners, and $511,372 decrease in accounts payable.

Investing Activities

For the six months ended June 30, 2025, the cash used was attributable to the purchase of property and equipment of $32,854 and payment for acquisition of business of $1,850,000.

For the six months ended June 30, 2024, the cash used was attributable to the purchase of property and equipment of $180,636.

Financing Activities

For the six months ended June 30, 2025, the cash provided was due to the $1,571,466 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $2,285,521 proceeds from issuance of class A common stock and warrants, net of issuance costs, $1,020,295 proceeds from loans payable, $1,832,400 repayments from loans payable, $761,198 proceeds from notes payable, net of discount, $250,000 proceeds from Convertible Notes Payable, $730,885 repayment of notes payable, and $500,000 proceeds from issuance of convertible debenture.

For the six months ended June 30, 2024, the cash provided was due to the $3,375,458 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $1,467,935 net proceeds from loans payable, $200,000 proceeds for issuance of convertible series A preferred stock, $1,000,000 proceeds from Convertible Notes Payable offset by $2,440,627 payments on loan payable, $474,121 repayment on notes payable and $100,000 repayment on convertible debentures.

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

Intangible Assets

Intangible assets consist of client list, trademark and non-compete intangibles that result from the acquisition of veterinary hospital or practices. Client list intangible assets represent the value of the long-term client relationship from the veterinary hospitals and practices. Trademark intangible assets represent the value associated with the brand names in place at the date of the acquisition. Non-compete intangible assets represent the value associated with non-compete agreements for former employees and owners in place at the date of the acquisition. The client lists and trademarks included in intangible asset reported on the balance sheet are being amortized over a 5-year term based on the estimated economic useful life of the client list and trademark. The amortization of the intangible asset is computed using the straight-line method. The intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of June 30, 2025 and December 31, 2024, our intangible assets and goodwill balances were as follows:

	June 30,	December 31,
	2025	2024
Client List	$2,016,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(2,081,926)	(1,774,445)
	$1,426,446	$1,633,927

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

The company acquired one animal clinic as of June 30, 2025 which resulted in an increase in the client list intangible asset of $100,000. Management continues to evaluate the inputs used in our valuations based on quantitative and qualitative information available to the Company.

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the MLOCA, which were $11,941,741 as of June 30, 2025. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the MLOCA have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Certificate of Amendment to Articles of Incorporation dated February 11, 2025
10.1*	Consulting Agreement dated July 2, 2025, by and between Inspire Veterinary Partners, Inc. and Mark Crone
10.2*	Consulting Agreement dated July 2, 2025, by and between Inspire Veterinary Partners, Inc. and Alchemy Advisory LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2025	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)