Form 10-Q
period 2025-09-30
INSPIRE VETERINARY PARTNERS, INC.
filed 2025-11-12
CIK 1939365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 3,761,179 shares of Class A common stock issued and outstanding.

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,746	$523,690
Accounts receivable, net	28,704	40,675
Inventory	497,614	516,650
Investments – equity securities	2,571,429	-
Prepaid expenses and other current assets	385,055	942,456
Total current assets	3,824,548	2,023,471

Restricted cash - non-current	234,500	200,000
Property and equipment, net	6,889,958	6,382,788
Right-of-use assets	1,695,171	1,879,729
Intangibles assets	1,175,099	1,633,927
Goodwill	9,088,263	8,022,082
Deferred financing costs	1,000,000	-
Other assets	48,227	53,997
Total assets	$23,955,766	$20,195,994

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$1,700,265	1,979,503
Accrued expenses	969,940	285,770
Operating lease liabilities	170,774	183,981
Loans payable, net of discount	2,057,740	2,340,020
Convertible notes payable	274,908	-
Promissory note	1,120,623	-
Notes payable, net of discount	3,424,599	3,410,465
Total current liabilities	9,718,849	8,199,739

Operating lease liabilities, non-current	1,813,828	1,943,487
Notes payable - noncurrent	8,254,408	8,490,763
Total liabilities	19,787,085	18,633,989

Commitments and Contingencies (Note 15)

Stockholder’s Equity (Deficit)
Common stock - Class A, $0.0001 par value, 100 million shares authorized, 3,609,285 and 1,176,059 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	360	117
Common stock - Class B, $0.0001 par value, 20 million shares authorized, 3,020,750 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	302	302
Preferred stock - Convertible Series B, $0.0001 par value, 10,000 and 0 shares authorized as of September 30, 2025 and December 31, 2024, respectively, and 7,593 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	-
Additional paid in capital	48,494,176	37,911,867
Accumulated deficit	(44,326,158)	(36,350,281)
Total stockholder’s equity (deficit)	4,168,681	1,562,005
Total liabilities and stockholder’s equity (deficit)	$23,955,766	$20,195,994

See accompanying unaudited notes to the condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue	$3,138,670	$2,969,748	$9,055,548	$9,735,585
Product revenue	1,177,462	1,079,277	3,183,327	3,535,388
Total revenue	4,316,132	4,049,025	12,238,875	13,270,973

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,678,940	2,568,085	7,253,536	7,705,972
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	850,153	854,921	2,507,227	2,807,025
General and administrative expenses	2,423,707	2,988,122	7,514,420	8,080,199
Debt extinguishment loss	-	-	689,411	1,587,862
Depreciation and amortization	330,498	340,167	864,293	1,048,290
Gain on sale of business	-	(467,049)	-	(467,049)
Total operating expenses	6,283,298	6,284,246	18,828,887	20,762,299

Loss from operations	(1,967,166)	(2,235,221)	(6,590,012)	(7,491,326)

Other income (expenses):
Interest income	4	44	25	46
Interest expense	(559,111)	(1,254,149)	(1,385,891)	(2,801,491)
Other income (expenses)	-	-	-	(4,768)
Total other expenses	(559,108)	(1,254,105)	(1,385,866)	(2,806,213)

Loss before income taxes	(2,526,273)	(3,489,326)	(7,975,878)	(10,297,539)

Benefit for income taxes	-	-	-	-

Net loss	(2,526,273)	(3,489,326)	(7,975,878)	(10,297,539)
Dividend on convertible series A preferred stock	-	-	-	(220,850)
Net loss attributable to class A and B common stockholders	$(2,526,273)	$(3,489,326)	$(7,975,878)	$(10,518,389)

Net loss per Class A and B common shares:
Basic and diluted	$(0.41)	$(0.85)	$(1.55)	$(2.64)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,091,057	4,112,531	5,154,703	3,989,343

See accompanying unaudited notes to the condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A		Convertible Series B		Class A		Class B
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional		Stockholders’
	No. of		No. of		No. of		No. of		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	-	$-	-	$-	1,176,059	$117	3,020,750	$302	$37,911,867	$(36,350,281)	$1,562,005
Issuance of class A common stock, net of issuance costs	-	-	-	-	651,167	65	-	-	2,285,456	-	2,285,521
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	-	-	207,896	21	-	-	1,571,445	-	1,571,466
Exercise of pre-funded warrants	-	-	-	-	84,429	8	-	-	(8)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,415,036)	(2,415,036)
Balance as of March 31, 2025	-	$-	-	$-	2,119,551	$211	3,020,750	$302	$41,768,760	$(38,765,317)	$3,003,956
Issuance of common stock in connection with business acquisition	-	-	-	-	54,734	5	-	-	92,495	-	92,500
Issuance of class A common stock for services	-	-	-	-	150,000	15	-	-	245,085	-	245,100
Stock-based compensation	-	-	-	-	-	-	-	-	139,274	-	139,274
Net loss	-	-	-	-	-	-	-	-	-	(3,034,568)	(3,034,568)
Balance as of June 30, 2025	-	$-	-	$-	2,324,285	$231	3,020,750	$302	$42,245,614	$(41,799,885)	$446,262
Issuance of class A common stock for services	-	-	-	-	400,000	40	-	-	454,560	-	454,600
Exercise of pre-funded warrants	-	-	-	-	885,000	89	-	-	(89)	-	-
Issuance of Series B preferred stock and warrants in exchange for cash and equity securities investment, net of issuance costs	-	-	7,593	1	-	-	-	-	5,794,091	-	5,794,092
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,526,273)	(2,526,273)
Balance as of September 30, 2025	-	$-	7,593	$1	3,609,285	$360	3,020,750	$302	$48,494,176	$(44,326,158)	$4,168,681

See accompanying unaudited notes to the condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Convertible Series A		Convertible Series B		Class A		Class B
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional		Stockholders’
	No. of		No. of		No. of		No. of		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	403,640	$40	-	$-	2,817	$-	3,891,500	$389	$20,426,569	$(21,215,257)	$(788,259)
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	-	-	1,144	-	-	-	3,375,458	-	3,375,458
Exercise of pre-funded warrants	-	-	-	-	17,680	2	-	-	(2)	-	-
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	-	-	-	486	-	-	-	600,000	-	600,000
Issuance of convertible series A preferred stock	20,000	2	-	-	-	-	-	-	199,998	-	200,000
Issuance of class A common stock for services	-	-	-	-	1,562	-	-	-	286,696	-	286,696
Issuance of class A common stock in connection with general release agreement	-	-	-	-	98	-	-	-	20,000	-	20,000
Conversion of convertible series A preferred stock into class A common stock	(363,725)	(36)	-	-	5,916	1	-	-	35	-	-
Convertible series A preferred stock cumulative dividends	-	-	-	-	-	-	-	-	(2,250)	-	(2,250)
Convertible series A preferred stock dividend	21,227	2	-	-	-	-	-	-	212,268	(212,270)	-
Net loss	-	-	-	-	-	-	-	-	-	(3,421,792)	(3,421,792)
Balance as of March 31, 2024	81,142	$8	-	$-	29,703	$3	3,891,500	$389	$25,118,772	$(24,849,319)	$269,853
Exercise of pre-funded warrants	-	-	-	-	4,100	-	-	-	-	-	-
Conversion of convertible series A preferred stock into class A common stock	(54,771)	(5)	-	-	7,960	1	-	-	4	-	-
Convertible series A preferred stock dividend	858	-	-	-	-	-	-	-	10,830	(8,580)	2,250
Net loss	-	-	-	-	-	-	-	-	-	(3,386,421)	(3,386,421)
Balance as of June 30, 2024	27,229	$3	-	$-	41,763	$4	3,891,500	$389	$25,129,606	$(28,244,320)	$(3,114,318)
Issuance of class A common stock and warrants, net of issuance costs	-	-	-	-	5,859	1	-	-	5,459,999	-	5,460,000
Exercise of pre-funded warrants	-	-	-	-	234,154	23	-	-	(23)	-	-
Exercise of class A common stock warrants	-	-	-	-	140,000	14	-	-	3,499,986	-	3,500,000
Conversion of convertible series A preferred stock into class A common stock	(27,229)	(3)	-	-	10,892	1	-	-	2	-	-
Conversion of convertible notes payable	-	-	-	-	101,881	10	-	-	649,990	-	650,000
Stock-based compensation	-	-	-	-	-	-	-	-	23,647	-	23,647
Net loss	-	-	-	-	-	-	-	-	-	(3,489,326)	(3,489,326)
Balance as of September 30, 2024	-	$-	-	$-	534,548	$53	3,891,500	$389	$34,763,207	$(31,733,646)	$3,030,003
Issuance of class A common stock and pre-funded warrants, net of issuance costs	-	-	-	-	72,000	7	-	-	1,851,574	-	1,851,581
Exercise of pre-funded warrants					328,000	33	-	-	(33)	-	-
Exercise of class A common stock warrants	-	-	-	-	100,000	10	-	-	499,990	-	500,000
Conversion of convertible notes payable	-	-	-	-	124,368	12	-	-	707,131	-	707,143
Repurchase and cancellation of the class B common stock	-	-	-	-	-	-	(870,750)	(87)		(649,913)	(650,000)
Issuance of class A common stock for services	-	-	-	-	17,143	2	-	-	89,998	-	90,000
Net loss	-	-	-	-	-	-	-	-	-	(3,966,722)	(3,966,722)
Balance as of December 31, 2024	-	$-	-	$-	1,176,059	$117	3,020,750	$302	$37,911,867	$(36,350,281)	$1,562,005

See accompanying unaudited notes to the condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,975,878)	$(10,297,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864,293	1,028,475
Amortization of debt issuance costs	19,177	15,825
Amortization of debt discount	927,945	2,129,380
Amortization of operating right of use assets	184,558	269,172
Stock-based compensation	139,274	23,647
Issuance of class A common stock for services	699,700	286,696
Loss on debt extinguishment	689,411	-
Loss on debt modification	-	1,587,862
Issuance of class A common stock in connection with general release agreement	-	20,000
Issuance of Class A common stock and pre-funded warrants in connection with commitment shares	-	600,000
Gain on disposal of business	-	(467,049)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,971	(86,978)
Due from former owners	-	32,519
Inventory	59,036	(34,527)
Prepaid expenses and other current assets	557,401	(2,701,612)
Other assets	5,770	(12,220)
Accounts payable	(279,238)	(1,133,012)
Accrued expenses	684,170	(574,196)
Cumulative Series A preferred stock dividends payable	-	(92,322)
Other assets, net	-	-
Refundable income tax	-	151,796
Operating lease liabilities	(142,866)	(74,256)
Net cash used in operating activities	(3,555,276)	(9,328,339)

Cash flows from investing activities:
Purchase of property and equipment	(76,315)	(206,155)
Payment for acquisition of business	1,850,000	-
Net cash used in investing activities	(1,926,315)	(206,155)

Cash flows from financing activities:
Proceeds from issuance of class A common stock and warrants, net of issuance costs	2,285,521	-
Proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs	1,571,466	8,835,458
Repurchase and cancellation of the class B common stock	-	-
Net proceeds from loans payable	1,020,295	1,467,935
Repayments on loans payable	(2,774,400)	(3,916,004)
Proceeds from issuance of convertible series A preferred stock	-	200,000
Proceeds from issuance of convertible series B preferred stock	2,222,663	-
Proceeds from convertible notes payable	250,000	1,000,000
Payments on convertible notes payable	-	(250,000)
Proceeds from notes payable, net of discount	761,190	-
Repayment of notes payable	(1,002,588)	(700,657)
Proceeds from exercise of warrants	-	3,500,000
Proceeds from issuance of promissory note	1,000,000	-
Repayment of convertible debentures	-	(100,000)
Net cash provided by financing activities	5,334,147	10,036,732

Net increase (decrease) in Cash, cash equivalents and restricted cash	(147,444)	502,238
Cash, cash equivalents and restricted cash, beginning of period	723,690	378,961
Cash, cash equivalents and restricted cash, end of period	$576,246	$881,199

Supplemental Disclosure of Cash Flow Information
Interest payments during the year	$1,385,891	$1,552,313
Income tax refund	$-	$151,796

Noncash investing and financing activity
Acquisition of equity securities in connection with issuance of Series B Preferred Stock	$2,571,429	$-
Issuance of common stock in connection with business acquisition	$92,500	$-
Issuance of class A common stock for conversion of convertible notes payable	$-	$650,000
Series A Preferred Stock Dividend	$-	$220,850

See accompanying unaudited notes to the condensed consolidated financial statements.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2025, had an accumulated deficit and negative working capital of $44,326,158 and $5,894,301, respectively. For the three and nine months ended September 30, 2025, the Company sustained a net loss of $2,526,273 and $7,975,878, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1	—	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	—	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3	—	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	Fair Value at September 30,	Fair Value Measurement
	2025	Level 1	Level 2	Level 3
Investment - Equity Securities	$2,571,429	$-	$-	$2,571,429

	Fair Value at December 31,	Fair Value Measurement
	2024	Level 1	Level 2	Level 3
Investment - Equity Securities	$-	$-	$-	$-

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Company’s equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and nine months ended September 30, 2025:

Beginning Balance - December 31, 2024	$-
Equity securities acquired as consideration for issuance of Series B Preferred Stock	2,571,429
Re-measurement adjustments	-
Change in fair value of equity securities	-
Ending balance - September 30, 2025	$2,571,429

September 30, 2025
Equity Securities
Fair Value	$2,571,429
Valuation technique	ASC 321 measurement alternative
Significant unobservable unit	Observable price changes in orderly transactions for the same or similar securities

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable consist of amounts due from veterinary customers. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was $6,574 and $2,892 as of September 30, 2025 and December 31, 2024.

Investments - Equity Securities

The Company accounts for investments in accordance with ASC 321 – Equity Securities. The Company closed an investment of $2,571,429 in preferred series D shares of Stella Diagnostics, Inc. (“Stella”). The Company neither has control nor significant influence through investment in preferred shares. The Company accounted for the investment in Stella using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the nine months ended September 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

Deferred Financing Costs

Deferred financing costs represent third-party, incremental costs incurred in connection with the Purchase Agreement (defined in Note 15) the Company entered into. The Purchase Agreement was not effective as of September 30, 2025. Accordingly, the related deferred financing costs are presented as such on the condensed consolidated balance sheet. Reclassification of these deferred financing costs to additional paid-in capital will be recorded when the Purchase Agreement is effective.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following outstanding potentially dilutive Common Shares equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Period Ended
	September 30,	December 31,
	2025	2024
Warrants	9,834,074	1,142
Convertible notes payable	507,529	-
Stock Options	192,061	4,747
Total	10,533,664	5,889

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

4. Property and equipment

As of September 30, 2025, and December 31, 2024, property and equipment, net, consisted of the following:

	September 30,	December 31,
	2025	2024
Land	$1,482,310	$1,333,810
Buildings	4,439,332	3,951,512
Computers and equipment	1,636,253	1,403,400
Furniture and fixtures	129,204	129,204
Automobile	80,219	80,219
Leasehold improvements	776,418	713,733
	8,543,736	7,611,878
Less - accumulated depreciation	(1,653,779)	(1,229,090)
Property and Equipment, net	$6,889,958	$6,382,788

Depreciation expense for the three months ended September 30, 2025 and 2024 was $179,152 and $143,385, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $405,466 and $423,896, respectively.

5. Goodwill and Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2023	8,147,590
Disposals	(125,508)
Goodwill as of December 31, 2024	8,022,082
Acquisitions	1,066,181
Goodwill as of September 30, 2025	$9,088,263

There was no goodwill impairment recognized in the nine months ended September 30, 2025 and 2024.

The following summarizes the Company’s intangible assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Client List	$1,916,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(2,233,273)	(1,774,445)
	$1,175,099	$1,633,927

Amortization expense was $151,346 and $196,782 for the three months ended September 30, 2025 and 2024, respectively, and $458,828 and $624,396 for the nine months ended September 30, 2025 and 2024, respectively.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Expected future amortization expense of intangible assets as of September 30, 2025, is as follows:

Remainder of 2025	$149,198
2026	575,259
2027	368,079
2028	82,563
2029	-
2030	-
$1,175,099

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Notes payable to FNBD as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$212,213	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	168,930	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	193,858	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	232,110	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	602,050	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	362,271	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	602,050	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	385,929	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	966,107	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	224,497	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	556,980	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	298,128	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	352,980	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	942,476	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	415,513	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	182,828	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	536,269	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	783,340	843,796	3,315
$9,713,423					$8,018,482	$8,621,519	$84,424

The Company amortized $1,560 and $1,560 of issuance costs in the aggregate during the three months ending September 30, 2025 and 2024, respectively. The Company amortized $4,629 and $4,646 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the FNBD notes payable.

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Notes payable to FSB as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,605,591	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	367,827	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	239,320	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	384,465	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	364,470	375,000	6,877
$7,623,235					$2,961,673	$3,361,618	$69,439

The Company amortized $2,995 and $5,146 of issuance cost in the aggregate during the three months ending September 30, 2025 and 2024, respectively.  The Company amortized $8,886 and $15,325 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the FSB notes payable.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Notes payable to Ushjo as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$780,000	DeBary	6/4/2025	7/1/2026	11.25%	$780,000	$-	$18,810

The Company amortized $4,415 and $0 of issuance cost in the aggregate during the three months ending September 30, 2025 and 2024, respectively.  The Company amortized $5,662 and $0 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the Ushjo notes payable.

Notes payable as of September 30, 2025, and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
FNBD Notes Payable	$8,018,480	$8,621,519
FSB Notes Payable	2,961,673	3,361,618
Ushjo Note Payable	780,000	-
Total notes payable	11,760,153	11,983,137
Unamortized debt issuance costs	(81,146)	(81,909)
Notes payable, net of issuance cost	11,679,007	11,901,228
Less current portion	(3,424,599)	(3,410,465)
Long-term portion	$8,254,408	$8,490,763

Notes payable repayment requirements as of September 30, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,435,653
2026	1,985,045
2027	876,805
2028	914,210
2029	954,785
Thereafter	4,593,655
Total	$11,760,153

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory notes (“Convertible Debenture”). During the year ended December 31, 2022, the Company issued $1,612,000 in aggregated principal amount of the Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of Convertible Debenture to five (5) separate holders. The Convertible Debenture was convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a initial public offering (“IPO”). At the holder’s election, the accrued interest and principal could be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount to the opening price per share of Class A common stock). The Convertible Debenture matured 5 years from the date of issuance to each holder. Upon an IPO, the accrued and unpaid interest was due and payable in cash on the first business day of the following month for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance costs of $40,000 that were amortized straight line over the life of the Convertible Debenture. The Company amortized $0 of issuance cost during the three months ended September 30, 2025 and 2024. The Company amortized $0for the nine months ending September 30, 2025 and 2024.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 14,953 shares of Class A common stock at a conversion price of $30.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the IPO price of $40 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%. As of September 30, 2025, there is no principal amount of the Convertible Debenture outstanding.

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

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company had to pay $21,600 each week for 28 weeks with the first payment due April 8, 2024. The financing arrangement had an effective interest rate of 51%. The financing arrangement included an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method. As of September 30, 2025, the financing arrangement has been paid in full, and the original issuance discount and issuance costs have been fully amortized.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

During the three and nine months ended September 30, 2025, the Company amortized $389,987 and $923,215 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and nine months ended September 30, 2025, the Company made $942,000 and $2,774,400 in payments on the loan payable. The outstanding balance of the loan payable as of September 30, 2025 and December 31, 2024, were $2,057,740 and $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by Kimball Carr, the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement with a certain investor, pursuant to which Inspire issued a convertible note payable for $500,000. The convertible note payable had a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise. As of September 30, 2025, the financing arrangement has been paid in full.

On June 11, 2024, Inspire entered into a securities purchase agreement with two investors, pursuant to which Inspire issued each investor a convertible note payable”) each for $250,000. The convertible notes payable have a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise. As of September 30, 2025, the financing arrangement has been paid in full.

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

As of September 30, 2025 the balance of the Convertible Notes Payable was $274,908. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

8. Related Party Transactions

Blue Heron

The Company’s director, Charles Stith Keiser, is the Chief Operating Officer of Blue Heron Consulting (“BHC”), and Mr. Keiser’s father, Dr. Charles “Chuck” Keiser, is the Chief Visionary Officer of BHC. During the three months ended September 30, 2025 and 2024 the Company has incurred $35,000 and $0 in expenses for, respectively. The Company has incurred $94,043 and $83,168 in expenses for the nine months ended September 30, 2025 and 2024, respectively. These expenses are recorded as a component of “General and administrative expenses” in the accompanying condensed consolidated statement of operations.

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

In connection with the Exchange, the Company also issued warrants (the “New Warrants”) to purchase additional shares of Class A common stock. The New Warrants were issued in exchange for the existing warrants held by the former Bridge Note holders. The exercise price of the shares to be issued pursuant to the New Warrants is $10,000 per share. The number of shares to be issued upon exercise of the New Warrants is equal to the quotient of 75% of the outstanding Series A Preferred Stock value divided by the exercise price, amounting to 332 shares. Also, in connection with the Exchange, the Company entered into new registration rights agreements (the “New Registration Rights Agreements”) with each of holders, pursuant to which the Company has agreed to register the public resale of the shares of Class A common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the under the New Warrants. The New Registration Rights Agreements supersede in their entirety the prior registration rights agreements with the former senior secured lenders. If Company did not close the initial public offering on or before September 1, 2023, the Exchange Agreements would have been deemed rescinded, and the former Bridge Notes would have been deemed reinstated. As the offering was outside the control of the Company the Company did not recognize the full extinguishment of the Bridge Notes until the IPO was completed on August 31, 2023. The Company recognized a beneficial conversion feature of $2,567,866 for the issuance of the Series A Preferred Stock on the date of the IPO due to the $4 (pre-Reverse Split) offering price related to the IPO being known as of that date.

As of September 30, 2025 and December 31, 2024, there were no shares of Series A Preferred Stock outstanding, respectively.

Convertible Series B Preferred Stock

On July 28, 2025, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors named therein. Pursuant to the Securities Purchase Agreement, up to 7,590 shares of the Company’s Series B convertible preferred stock, par value $0.0001 per share (the “Series B Preferred Stock” or “Preferred Stock”) and accompanying warrants (“Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) may be purchased for an aggregate purchase price of up to $10 million in one or more closings (each a “Closing”).

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On July 29, 2025, pursuant to the Securities Purchase Agreement, the Company issued and sold, and certain investors purchased, in a private placement (the “Private Placement”): 6,340 shares of the Series B Preferred Stock and 6,340,000 Warrants to purchase shares of Common Stock for aggregate proceeds of approximately $5 million, paid in cash and through the transfer of 514,286 shares of Stella Diagnostics Series D Preferred Stock, in lieu of cash. The shares were initially recognized at the negotiated transaction price of $5.00 per share (totaling $2.57 million), which represented the most reliably determinable fair value at the acquisition date and reflected on the unaudited condensed consolidated balance sheet as investment – equity securities. On September 9, 2025, the Company completed an additional closing, issuing 1,253 shares of Series B preferred stock and 1,252,500 warrants for aggregate proceeds of approximately $1 million.

The Warrants expire on the fifth anniversary of their initial exercisability date and have an initial exercise price of $1.00, subject to adjustment as set forth therein. The exercise price of the Warrants will be subject to adjustment upon lower priced securities issuances, or upon certain triggering events which consist of specific types of default under the terms of the transaction documents. In no event can the conversion and exercise price go below $0.1879, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations and similar events.

Each holder of Series B Preferred Stock may convert all, or any part, of the outstanding Series B Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the fixed “Conversion Price” of $1.00 which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

The holders of the Series B Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Certificate of Designations (or as otherwise required by applicable law).

As of September 30, 2025 and December 31, 2024, there were 7,593 and 0 shares of Series B Preferred Stock outstanding, respectively.

Nasdaq Compliance

The Company had received a notice letter from Nasdaq on April 10, 2025 stating that, based on stockholders’ equity as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company was not in compliance with the minimum stockholders’ equity requirement for continued inclusion on the Nasdaq Capital Market. On August 26, 2025, following the first closing of a private placement of Series B convertible preferred stock, which is discussed above, Nasdaq notified the Company that it determined that the Company complies with Nasdaq’s minimum stockholders’ equity requirement.

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

Crone Consulting Agreement

On June 30, 2025, the Company entered into a consulting agreement with Mark Crone. As consideration for legal consulting services, the Company issued 200,000 shares of common stock to Mr. Crone pursuant to the Company’s 2022 Equity Incentive Plan. The agreement may be terminated by either party at any time and for any reason and also contains standard confidentiality clauses. The shares were issued on July 30, 2025 pursuant to this agreement. For the three and nine months ended September 30, 2025, the Company recorded $164,000 in consulting fees related to this agreement.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Alchemy Consulting Agreement

On July 2, 2025, the Company entered into a consulting agreement with Alchemy Advisory, LLC (“Alchemy”). As consideration for consulting services, the Company issued 350,000 shares of common stock to Alchemy pursuant to the Company’s 2022 Equity Incentive Plan. The agreement may be terminated by either party at any time and for any reason and also contains standard confidentiality clauses. The shares were issued on July 2, 2025 pursuant to this agreement. For the three and nine months ended September 30, 2025, the Company recorded $236,000 in consulting fees related to this agreement.

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

There were 0 and 185,320 stock options granted und ender the 2022 Plan to the Company’s employees and directors during the three and nine months ended September 30, 2025, and no stock options granted for three and nine months ended September 30, 2024.

The stock options granted during nine months ended September 30, 2025, were valued utilizing the Black-Scholes options pricing model with the following inputs: $1.46 - $1.71 of stock price, 3.95% -4.06% risk-free rate, 47.33% - 49.19% volatility, 0% dividend rate, and the expected term of 5.00 years.

The following is a summary of outstanding stock options as of September 30, 2025 and December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	-	$-	-	$-
Issued	9,459	33.88	10.00	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of December 31, 2024	9,459	$33.88	9.74	$-
Options exercisable as of December 31, 2024	9,459	$33.88	9.74	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of March 31, 2025	9,459	$33.88	9.50	$-
Options exercisable as of March 31, 2025	9,459	$33.88	9.50	$-
Issued	185,320	1.62	10.00	-
Expired and forfeited	(2,718)	-	-	-
Exercised	-	-	-	-
Options outstanding as of June 30, 2025	192,061	$2.75	9.83	$-
Options exercisable as of June 30, 2025	192,061	$2.75	9.83	$-
Issued	-	-	-	-
Expired and forfeited	-	-	-	-
Exercised	-	-	-	-
Options outstanding as of September 30, 2025	192,061	$2.75	9.58	$-
Options exercisable as of September 30, 2025	192,061	$2.75	9.58	$-

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following is the vesting terms associated with those shares for the nine months ended September 30, 2025:

Tranche	Shares Granted	Vesting Method	Vesting Terms
Tranche 1	192,061	Immediate	The vesting date is immediate and is fully vested on the grant date
Total	192,061

11. Warrants

As of September 30, 2025, outstanding Common Share warrants and exercise prices related to unit offerings are as follows:

Exercise Price	Number of Shares	Expiry Date
$6,000.00	20	January 2028
11,000.00	32	August 2030
233.75	753	August 2028
10,000.00	332	June 2028
1.83	1,092,896	March 2030
1.83	1,092,896	November 2026
1.00	7,592,500	September 2030
2.29	1,844	March 2030
2.29	547	March 2030
2.29	35,041	March 2030
2.29	17,213	March 2030

During the periods ended September 30, 2025 and December 31, 2024, 969,429 and 21,780 pre-funded warrants were exercised, respectively..

12. Retirement Plan

During the year ending December 31, 2022, the Company implemented a qualified 401(K) retirement plan. The Company offers eligible domestic full-time employees participation in certain 401K plans. The plans provide for a discretionary annual company contribution. In addition, employees may contribute a portion of their salary to the plans, which for certain of the 401K plans, is partially matched by the Company. The plans may be amended or terminated at any time. The Company contributed and expensed $32,643 and $34,118 during the three months ending September 30, 2025 and 2024, respectively. The Company contributed and expensed $94,413 and $115,771 during the nine months ending September 30, 2025 and 2024, respectively.

13. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. As of September 30, 2025 and December 31, 2024, no tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for combined federal and state jurisdictions was considered more likely than not that it will not be realized and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance. The Company’s effective tax rate is different than the federal statutory tax rate because the Company has established a full valuation allowance against its net deferred income tax asset.

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14. Leases

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

The components of lease expense included in the Company’s unaudited condensed statements of operations were as follows:

	Expense	For the three months ended September 30,		For the nine months ended September 30,
	Classification	2025	2024	2025	2024
Operating lease expense:
Amortization of ROU asset	General and administrative	$53,417	$50,978	$172,405	$154,525
Accretion of Operating lease liability	General and administrative	13,574	11,460	39,061	36,453
Total operating lease expense		$66,991	$62,438	$211,466	$190,978

Other lease expense	General and administrative	7,423	20,887	40,279	27,689
Total		$74,414	$83,325	$251,745	$218,667

Other information related to leases is as follows:

	As of September 30,	As of December 31,
	2025	2024
Remaining lease term:
Operating leases (in years)	8.14	8.77
Discount rate:
Operating leases	7.24%	7.25%

Amounts relating to leases were presented on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 in the following line items:

		As of September 30,	As of December 31,
	Balance Sheet Classification	2025	2024
Assets:
Operating lease assets	Right-of-use assets	$1,695,171	$1,879,729

Liabilities:
Operating lease liabilities	Operating lease liabilities	170,774	183,981
Operating lease liabilities	Operating lease liabilities, non-current	1,813,828	1,943,487
Total lease liabilities		$1,984,602	$2,127,468

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The future minimum lease payments required under leases as of September 30, 2025, were as follows:

Fiscal Year	Operating Leases
Remainder of 2025	$77,319
2026	312,299
2027	316,369
2028	323,311
2029	336,045
Thereafter	1,332,102
Undiscounted cash flows	2,697,445
Less: imputed interest	(712,843)
Lease liability	$1,984,602

15. Commitments and Contingencies

As of September 30, 2025, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is no longer selling shares under this agreement and no shares were sold by the Company to the Investor during the quarter ended September 30, 2025.

Common Stock Purchase Agreement

On July 29, 2025, Inspire entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Seven Knots, LLC (“Seven Knots”), pursuant to which Seven Knots committed to purchase, subject to certain conditions and limitations, up to $50 million of shares of the Company’s Class A common stock.

Under the terms of the Purchase Agreement, the Company may, at its sole discretion, direct Seven Knots to purchase shares of common stock in amounts not to exceed $5 million per purchase notice, provided that the closing sale price of the common stock is at least $0.75 per share and other customary conditions are satisfied. Seven Knots’s ownership is limited to 4.99% of the Company’s outstanding common stock.

For the quarter ended September 30, 2025, the Company did not issue or sell any shares of the Company’s Class A common stock under the Purchase Agreement.

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

The Company determined that the first milestone of the Holdback Agreement had been met, as the Valley Vet Practice’s gross revenue exceeded 105% of the target and both former owners remained employed. As a result, the Company released and paid out the $80,000 holdback amount in accordance with the agreement in January 2025. The remaining holdback amount of $120,000 is classified as restricted cash in the accompanying unaudited condensed balance sheet as of September 30, 2025.

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired as of the acquisition date. These values are provisional and subject to adjustment during the measurement period (up to one year from the acquisition date) as additional information becomes available:

Closing Cash Consideration	$1,850,000
Closing Equity Consideration	92,500
Total Consideration	1,942,500

Inventory	40,000
Buildings	487,819
Land	148,500
Furniture, Fixtures & Equipment	200,000
Goodwill	1,066,181
Total Consideration	$1,942,500

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

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table includes revenue, significant veterinary clinic and hospital operating expenses, and Adjusted Clinic EBITDA for the Company’s clinics, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue
Service revenue	$3,138,670	$2,969,748	$9,074,965	$9,735,585
Product revenue	1,177,462	1,079,277	3,163,910	3,535,388
Total Clinics level revenue	4,316,132	4,049,025	12,238,875	13,270,973

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,678,940	2,568,085	7,253,536	7,705,972
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	850,153	854,921	2,507,227	2,807,025
General and administrative expenses	610,629	65,093	2,015,056	2,034,074
Total Clinics level expenses	4,139,722	3,488,099	11,775,819	12,547,071

Adjusted Clinics EBITDA	$176,410	$560,926	$463,056	$723,902

Reconciliation of Adjusted Clinics EBITDA to net income
Depreciation and amortization	330,498	340,167	864,293	1,048,290
Interest income	(4)	(44)	(25)	(46)
Interest expense	559,111	1,254,149	1,385,891	2,801,491
Debt extinguishment loss	-	-	689,411	1,587,862
Other income (expenses)	-	-	-	4,768
Gain on sale of business	-	(467,049)		(467,049)
Corporate general and administrative	1,813,078	2,923,029	5,499,364	6,046,125
Net Income	$(2,526,273)	$(3,489,326)	$(7,975,878)	$(10,297,539)

Inspire Veterinary Partners, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

18. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

On October 6, 2025, the Company entered into a Merchant Cash Advance Agreement for gross proceeds of $525,000 with an unrelated third-party financial institution. Under the terms of the initial agreement, the Company pays $27,000 each week for 28 weeks with the first payment due October 17, 2025. The financing arrangement included issuance costs of $25,000.

On October 22, 2025, the Company entered into an additional Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with the same unrelated third-party financial institution as above. Under the terms of the initial agreement, the Company pays $47,520 each week for 32 weeks with the first payment due October 31, 2025. The financing arrangement included issuance costs of $50,000.

In October 2025, the Company sold 151,894 shares of Class A common stock pursuant to a common stock purchase agreement dated July 29, 2025.

On November 5, 2025, the Company issued Senior Convertible Promissory Notes to two investors, each in the principal amount of $178,571,43 with an original issue discount of 30% such that the purchase price of each note was $125,000 (each a “Note” and together, the “Notes”). Each Note bears interest at a rate of 10% per annum, payable monthly, and matures on August 5, 2026, unless earlier converted or repaid in accordance with its terms. The outstanding principal and accrued interest under the Notes are convertible, at the option of the holder, into shares of the Company’s Class A common stock. The conversion price is 90% of the lowest sale price of the Class A common stock for the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the conversion date, subject to customary adjustments. Each investor’s ownership is limited to 4.99% of the Company’s outstanding Class A common stock. An Investor may increase or decrease the beneficial ownership limitation, but not in excess of 9.99% of the issued and outstanding shares of the Company’s Class A common stock upon prior written notice to the Company.

The Notes must be prepaid by the Company in an amount equal to 25% of any gross proceeds received by the Company under an existing equity line of credit with the Investor. Any mandatory prepayment will be at a premium of 120%. Subject to the investors’ conversion rights, if the Company completes a Qualified Financing, the Company will repay in full the then-outstanding principal amount of the Notes, any accrued but unpaid interest and a pre-payment premium equal to 120% of the Notes’ value on the original issue date. A “Qualified Financing” is a financing in which the Company issues and sells shares of its equity securities to investors on or before the maturity date of the Notes with total gross proceeds to the Company of not less than $1,000,000, and excludes the conversion of the Notes or other convertible securities issued for capital raising purposes.

The Notes contain certain events of default, including non-payment, insolvency, breach of covenants, change of control and issuance of indebtedness by the Company without the Investors’ consent, among others. Upon an event of default, all amounts outstanding under the Notes may become immediately due and payable at the option of the holder at a premium of 120%. In addition, for so long as the Notes remain outstanding, the interest rate will increase to an amount equal to the lesser of 24% per annum and the maximum rate permitted under applicable law.

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

We account for acquisitions under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. Below is a summary of the acquisitions that closed from the inception of the Company through September 30, 2025, and the related transaction price.

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

Debary Animal Clinic

On June 4, 2025, the Company acquired the animal clinic and related assets of DeBary Animal Clinic in DeBary, Florida for $1,850,000 in cash, a holdback agreement for $114,500 in cash that may be paid out at the end of the two year period following the acquisition based on continued employment by the former owner and revenue targets for year 1 and year 2 following the effective date of the acquisition, which is not included in the consideration transferred, and issuance of restricted shares of the Company’s Class A common stock equal to $92,500 through the Company’s wholly owned subsidiary IVP FL Holding Company, LLC. Simultaneously, the Company acquired the real estate operations consisting of land and building utilized by DeBary Animal Clinic for $1,132,000 from the owner of DeBary Animal Clinic through the Company’s wholly owned subsidiary, IVP FL Properties, LLC. This acquisition was financed by one loan provided by Ushjo or $780,000.

Comparability of Our Results of Operations

Results of Operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

Summary of Results of Operations

	For the Nine Months Ended September 30,
	2025	2024
Service revenue	$9,074,965	$9,735,585
Product revenue	3,163,910	3,535,388
Total revenue	12,238,875	13,270,973

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	7,253,536	7,705,972
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	2,507,227	2,807,025
General and administrative expenses	7,514,420	5,111,892
Debt extinguishment loss	689,411	1,587,862
Depreciation and amortization	864,293	1,048,290
Gain on sale of business	-	(467,049)
Total operating expenses	18,828,887	20,762,299

Loss from operations	(6,590,012)	(7,491,326)

Other income (expenses):
Interest income	25	46
Interest expense	(1,385,891)	(2,801,491)
Other income (expenses)	-	(4,768)
Total other expenses	(1,385,866)	(2,806,213)

Loss before income taxes	(7,975,878)	(10,297,539)

Benefit for income taxes	-	-

Net loss	(7,975,878)	(10,297,539)
Dividend on convertible series A preferred stock	-	(220,850)
Net loss attributable to class A and B common stockholders	$(7,975,878)	$(10,518,389)

Net loss per Class A and B common shares:
Basic and diluted	$(1.55)	$(2.64)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	5,154,703	3,989,343

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Nine Months Ended		September 30, 2025 vs. September 30, 2024
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Service Revenue	$9,074,965	$9,735,585	$(660,620)	-7%
Percentage of revenue	74%	73%
Product Revenue	3,163,910	3,535,388	(371,478)	-11%
Percentage of revenue	26%	27%
Total	$12,238,875	$13,270,973	$(1,032,098)	-8%

	Average Daily Service Revenue for the Nine Months Ended		September 30, 2025 vs. September 30, 2024
Animal Hospital & Clinics	September 30, 2025	September 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$3,791	$(3,791)	-100%
Chiefland Animal Hospital	1,625	1,634	(8)	0%
Pets & Friends Animal Hospital	4,477	3,847	630	16%
Advanced Veterinary Care of Pasco	2,313	1,938	375	19%
Lytle Veterinary Clinic	1,576	1,822	(246)	-13%
Southern Kern Veterinary Clinic	3,947	3,701	208	-7%
Bartow Animal Clinic	2,106	1,898	(169)	11%
Dietz Family Pet Hospital	1,375	1,544	(484)	-37%
Aberdeen Veterinary Clinic	827	1,311	231	-37%
All Breed Pet Care Veterinary Clinic	3,047	2,816	(96)	8%
Pony Express Veterinary Hospital	3,616	3,712	(166)	-3%
Williamsburg Animal Clinic	2,185	2,352	(550)	-7%
Old 41 Animal Hospital	905	1,455	268	-38%
Valley Veterinary Services Animal Hospital	3,978	3,710	266	7%
DeBary Animal Clinic[2]	2,896	-	2,896	100%
Total Daily Service Revenue	$31,979	$35,531	$(3,552)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

	Average Daily Product Revenue for the Nine Months Ended		September 30, 2025 vs. September 30, 2024
Animal Hospital & Clinics	September 30, 2025	September 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$1,327	$(1,327)	-100%
Chiefland Animal Hospital	1,224	1,039	186	18%
Pets & Friends Animal Hospital	1,269	1,145	124	11%
Advanced Veterinary Care of Pasco	662	528	134	25%
Lytle Veterinary Clinic	822	937	(115)	-12%
Southern Kern Veterinary Clinic	813	765	47	6%
Bartow Animal Clinic	951	998	(47)	-5%
Dietz Family Pet Hospital	455	625	(169)	-27%
Aberdeen Veterinary Clinic	332	534	(202)	-38%
All Breed Pet Care Veterinary Clinic	818	831	(14)	-2%
Pony Express Veterinary Hospital	1,602	1,501	101	7%
Williamsburg Animal Clinic	557	727	(170)	-23%
Old 41 Animal Hospital	392	483	(91)	-19%
Valley Veterinary Services Animal Hospital	1,201	1,464	(263)	-18%
DeBary Animal Clinic[2]	1,131	-	1,131	100%
Total Daily Product Revenue	$11,097	$12,903	$(1,806)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

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

The Company uses these percentages in concert with metrics such as Revenue Per Patient Per day (“RPP”) and Average Patient Charge (“APC”) to analyze the comprehensive nature of diagnostics and services provided by each veterinary hospital. Sometimes referred to as “quality medicine” metrics within the veterinary service industry, the Company uses RPP and APC to determine how a doctor’s time is being utilized (inclusive of all diagnostics and therapies). RPP and APC metrics are consolidated into the presentation of average daily service revenue and average daily product revenue. The Company believes these analyses help the Company ensure that its caseload is revenue positive to avoid clinicians spending time on patient work which underutilizes their time and erodes labor profitability. The Company also believes these metrics are useful to investors and potential investors to compare the Company’s service-to-product revenue mix against generally accepted industry targets and specific veterinary care service provider competitors.

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

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue decreased $660,620 or 7%, to $9,074,965 for the nine months ended September 30, 2025 as compared to $9,735,585 for the nine months ended September 30, 2024. The decrease in service revenue is mainly attributed to the exclusion of KVC from 2025 results offset by results from DeBary animal clinic that was acquired in Q2 2025.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue decreased $371,478, or 11%, to $3,163,910 for the nine months ended September 30, 2025 as compared to $3,535,388 for the nine months ended September 30, 2024. The overall decrease was a result of customers purchasing less products per visit and the exclusion of KVC from 2025 results offset by results from DeBary animal clinic that was acquired in Q2 2025.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue decreased $452,436, or 6%, to $7,253,536 for the nine months ended September 30, 2025 as compared to $7,705,972 for the nine months ended September 30, 2024. The decrease in cost of service revenue excluding depreciation and amortization was driven primarily by the decrease in service revenue due to the exclusion of KVC from 2025 results. These decreases were offset by results from DeBary animal clinic that was acquired in Q2 2025.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue decreased $299,768, or 11%, to $2,507,227 for the nine months ended September 30, 2025 as compared to $2,807,025 for the nine months ended September 30, 2024. The decrease in cost of product revenue was driven primarily by a decrease in product revenue due to the exclusion of KVC from 2025 results. These decreases were offset by results from DeBary animal clinic that was acquired in Q2 2025.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses decreased $565,779, or 7% to $7,514,420 for the nine months ended September 30, 2025 as compared to $8,080,199 for the nine months ended September 30, 2024. The decrease was primarily due to decreases in expenses from the investor relations agency contracts and marketing agreements the Company entered into during the first quarter of 2024 following the February 2024 public stock offering. These decreases were offset by increased consulting agreements relating to customer outreach and operations improvements.

Depreciation and Amortization Expense: Depreciation and amortization expense mainly relates to the assets used in generating revenue. Depreciation and amortization expense decreased $183,997, or 18%, to $864,293 for the nine months ended September 30, 2025 as compared to $1,048,290 for the nine months ended September 30, 2024. The decrease was primarily due to the sale of KVC during Q3 2024.

Other Expense: Other expense is composed primarily of interest expense and small denomination bank fee charges. Other expense decreased $1,420,347, or 51%, to $1,385,866 for the nine months ended September 30, 2025 as compared to $2,806,213 for the nine months ended September 30, 2024. The decrease was primarily due to the decrease in the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $2,321,661, or 23%, to $7,975,878 for the nine months ended September 30, 2025 as compared to $10,297,539 for the nine months ended September 30, 2024. The reduction of the net loss is primarily attributable to the decline in interest expense and the exclusion of the operating expenses associated with KVC.

Comparability of Our Results of Operations

Results of Operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

Summary of Results of Operations

	For the Three Months Ended September 30,
	2025	2024
Service revenue	$3,138,670	$2,969,748
Product revenue	1,177,462	1,079,277
Total revenue	4,316,132	4,049,025

Operating expenses
Cost of service revenue (exclusive of depreciation and amortization, shown separately below)	2,678,940	2,568,085
Cost of product revenue (exclusive of depreciation and amortization, shown separately below)	850,153	854,921
General and administrative expenses	2,423,707	2,988,122
Depreciation and amortization	330,498	340,167
Gain on sale of business	-	(467,049)
Total operating expenses	6,283,298	6,284,246

Loss from operations	(1,967,166)	(2,235,221)

Other income (expenses):
Interest income	4	44
Interest expense	(559,111)	(1,254,149)
Other income (expenses)	-	-
Total other expenses	(559,108)	(1,254,105)

Loss before income taxes	(2,526,273)	(3,489,326)

Benefit for income taxes	-	-

Net loss	(2,526,273)	(3,489,326)
Dividend on convertible series A preferred stock	-	-
Net loss attributable to class A and B common stockholders	$(2,526,273)	$(3,489,326)

Net loss per Class A and B common shares:
Basic and diluted	$(0.41)	$(0.85)
Weighted average shares outstanding per Class A and B common shares:
Basic and diluted	6,091,057	4,112,531

Revenue

The following table presents the breakdown of revenue between products and services:

	For the Three Months Ended		September 30, 2025 vs. September 30, 2024
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Service Revenue	$3,138,670	$2,969,748	$168,922	6%
Percentage of revenue	73%	73%
Product Revenue	1,177,462	1,079,277	98,185	9%
Percentage of revenue	27%	27%
Total	$4,316,132	$4,049,025	$267,107	7%

	Average Daily Service Revenue for the Three Months Ended		September 30, 2025 vs. September 30, 2024
Animal Hospital & Clinics	September 30, 2025	September 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$3,472	$(3,472)	-100%
Chiefland Animal Hospital	1,573	1,408	165	12%
Pets & Friends Animal Hospital	4,505	3,212	1,293	40%
Advanced Veterinary Care of Pasco	2,348	1,637	711	43%
Lytle Veterinary Clinic	1,545	1,565	(19)	-1%
Southern Kern Veterinary Clinic	4,318	3,333	984	30%
Bartow Animal Clinic	2,068	1,642	426	26%
Dietz Family Pet Hospital	1,033	1,532	(499)	-33%
Aberdeen Veterinary Clinic	734	1,139	(404)	-36%
All Breed Pet Care Veterinary Clinic	2,930	2,750	180	7%
Pony Express Veterinary Hospital	3,439	3,386	53	2%
Williamsburg Animal Clinic	2,314	2,208	105	5%
Old 41 Animal Hospital	674	969	(295)	-30%
Valley Veterinary Services Animal Hospital	3,902	4,027	(125)	-3%
DeBary Animal Clinic[2]	2.733	-	2,733	100%
Total Daily Service Revenue	$31,383	$32,280	$(897)

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

	Average Daily Product Revenue for the Three Months Ended		September 30, 2025 vs. September 30, 2024
Animal Hospital & Clinics	September 30, 2025	September 30, 2024	$ Change	% Change
Kauai Veterinary Clinic[1]	$-	$1,108	$(1,108)	-100%
Chiefland Animal Hospital	1,295	908	386	43%
Pets & Friends Animal Hospital	1,341	1,017	323	32%
Advanced Veterinary Care of Pasco	751	459	292	63%
Lytle Veterinary Clinic	879	799	80	10%
Southern Kern Veterinary Clinic	853	761	92	12%
Bartow Animal Clinic	946	866	80	9%
Dietz Family Pet Hospital	417	540	(123)	-23%
Aberdeen Veterinary Clinic	383	454	(71)	-16%
All Breed Pet Care Veterinary Clinic	885	840	44	5%
Pony Express Veterinary Hospital	1,768	1,624	144	9%
Williamsburg Animal Clinic	676	697	(21)	-3%
Old 41 Animal Hospital	390	330	59	18%
Valley Veterinary Services Animal Hospital	1,180	1,327	(147)	-11%
DeBary Animal Clinic[2]	1,035	-	1,035	100%
Total Daily Product Revenue	$11,763	$11,731	$32

1.	The veterinary practice was sold effective September 20, 2024.

2.	The veterinary practice was acquired on June 5, 2025.

Service Revenues: The Company recognizes service revenue from health exams, pet grooming, veterinary care, and certain other services performed at our animal hospitals or clinics and is recognized once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the services. Payment terms are at the point of sale but may also occur upon completion of the service. Service revenue increased $168,922 or 6%, to $3,138,670 for the three months ended September 30, 2025 as compared to $2,969,748 for the three months ended September, 2024. The increase in service revenue is mainly attributed to the general increase in spend, specifically per visit spend.

Product Revenues: Product revenue is recognized when control passes, which occurs at a point in time when the customer completes a transaction at our animal hospitals or clinics and receives the product. Product revenue increased $98,185, or 9%, to $1,177,462 for the three months ended September 30, 2025 as compared to $1,079,277 for the three months ended September 30, 2024. The overall increase was a result of customers purchasing more products per visit.

Cost of service revenue (exclusive of depreciation and amortization): Cost of service revenue consists of cost directly related to the animal services provided at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, laboratory costs, pet supply costs, third-party veterinarian contractors, office rent, utilities, supplies, and other cost arising as a result of the services being performed, excluding depreciation and amortization. Cost of service revenue increased $110,855, or 4%, to $2,678,940 for the three months ended September 30, 2025 as compared to $2,568,085 for the three months ended September 30, 2024. The increase in cost of service revenue sold excluding depreciation and amortization was driven primarily by the increase in service revenue due to higher spend.

Cost of product revenue (exclusive of depreciation and amortization): Cost of product revenue consists of cost directly related to the product sales at the Company’s veterinary clinics and animal hospitals, which primarily includes personnel-related compensation costs of the employees at the Company’s veterinary clinics or animal hospitals, purchase price of the medication we dispense, and purchase price of product sold, excluding depreciation and amortization. Cost of product revenue decreased $4,768, or 1%, to $850,153 for the three months ended September 30, 2025 as compared to $854,921 for the three months ended September 30, 2024. The decrease in cost of product revenue was driven primarily by a decrease in product costs with improved pricing at the corporate level and improved ordering guidelines.

General and Administrative Expense: General and administrative expenses include personnel-related compensation costs for corporate employees, such as management, accounting, legal, acquisition related and non-recurring expenses, insurance and other expenses used to operate the business. General and administrative expenses decreased $564,415, or 19% to $2,423,707 for the three months ended September 30, 2025 as compared to $2,988,122 for the three months ended September 30, 2024. The decrease is primary due to decreased consulting agreements relating to customer outreach and credit card processing fees.

Depreciation and Amortization Expense: Depreciation and amortization expenses mainly relate to the assets used in generating revenue. Depreciation and amortization expense decreased $9,669, or 3%, to $330,498 for the three months ended September 30, 2025 as compared to $340,167 for the three months ended September 30, 2024. The decrease was primarily due to the sale of KVC during Q3 2024.

Other Expense: Other expenses are composed primarily of interest expenses and small denomination bank fee charges. Other expenses decreased $694,998, or 55%, to $559,108 for the three months ended September 30, 2025 as compared to $1,254,149 for the three months ended September 30, 2024. The decrease was primarily due to the decrease in the financing arrangements to fund working capital at a very high effective interest rate as compared to the Company’s term loans.

Net Loss: Net Loss decreased $963,053, or 28%, to $2,526,273 for the three months ended September 30, 2025 as compared to $3,489,326 for the three months ended September 30, 2024. The reduction of the net loss is primarily attributable to the decline in interest expense and the exclusion of the operating expenses associated with KVC.

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

The Company has experienced operating losses since its inception and had a total accumulated deficit of $44,326,159 as of September 30, 2025. The Company expects to incur additional costs and require additional capital as the Company continues to acquire additional veterinary hospitals, clinics and practices. During the nine months ended September 30, 2025 the Company’s cash used in operations was $3,598,738.

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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2025, had an accumulated deficit and negative working capital of $44,326,159 and 5,894,301, respectively. For the three and nine months ended September 30, 2025, the Company sustained a net loss of $2,526,273 and $7,975,878, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Notes payable to FNBD as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$237,272	CAH	12/27/2021	12/27/2041	3.98%	$212,213	$219,975	$6,108
231,987	CAH	12/27/2021	12/27/2031	3.98%	168,930	187,461	6,108
216,750	P&F	12/27/2021	12/27/2041	3.98%	193,858	200,949	5,370
318,750	P&F	12/27/2021	12/27/2031	3.98%	232,110	257,571	5,370
817,135	Pasco	1/14/2022	1/14/2032	3.98%	602,050	667,050	3,085
478,098	Lytle	3/15/2022	3/15/2032	3.98%	362,271	398,275	1,898
663,000	Lytle	3/15/2022	3/15/2042	3.98%	602,050	621,020	11,875
425,000	Kern	3/22/2022	3/22/2042	3.98%	385,929	398,089	7,855
1,275,000	Kern	3/22/2022	3/22/2032	3.98%	966,107	1,062,126	4,688
246,500	Bartow	5/18/2022	5/18/2042	3.98%	224,497	232,428	5,072
722,500	Bartow	5/18/2022	5/18/2032	3.98%	556,980	613,737	2,754
382,500	Dietz	6/15/2022	6/15/2032	3.98%	298,128	328,026	1,564
445,981	Aberdeen	7/19/2022	7/29/2032	3.98%	352,980	386,120	1,786
1,020,000	All Breed	8/12/2022	8/12/2042	3.98%	942,476	971,173	8,702
519,527	All Breed	8/12/2022	8/12/2032	3.98%	415,513	453,984	3,159
225,923	All Breed	8/12/2022	8/12/2032	5.25%	182,828	198,905	3,159
637,500	Williamsburg	12/8/2022	12/8/2032	5.25%	536,269	580,834	2,556
850,000	Valley Vet	11/8/2023	11/8/2033	5.25%	783,340	843,796	3,315
$9,713,423					$8,018,482	$8,621,519	$84,424

The Company amortized $1,560 and $1,560 of issuance costs in the aggregate during the three months ending September 30, 2025 and 2024, respectively. The Company amortized $4,629 and $4,646 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the FNBD notes payable.

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

Notes payable to FSB as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$1,105,000	KVC	1/25/2021	2/25/2041	4.35%	$-	$-	$13,264
1,278,400	KVC	1/25/2021	1/25/2031	4.35%	-	-	10,085
469,914	KVC	1/25/2021	2/25/2023	5.05%	-	-	753
2,086,921	Pony Express	10/31/2022	10/31/2025	5.97%	1,605,591	1,733,807	25,575
400,000	Pony Express	10/31/2022	10/31/2042	5.97%	367,827	375,943	3,277
700,000	Pony Express	10/31/2022	8/16/2023	7.17%	-	-	-
568,000	Old 41	12/16/2022	12/16/2025	6.50%	239,320	470,227	4,531
640,000	Old 41	12/16/2022	12/16/2025	6.50%	384,465	406,641	5,077
375,000	Valley Vet	11/8/2023	1/29/2026	8.50%	364,470	375,000	6,877
$7,623,235					$2,961,673	$3,361,618	$69,439

The Company amortized $2,995 and $5,146 of issuance cost in the aggregate during the three months ending September 30, 2025 and 2024, respectively. The Company amortized $8,886 and $15,325 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the FSB notes payable.

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

Notes payable to Ushjo as of September 30, 2025 and December 31, 2024 consisted of the following:

Original					September 30,	December 31,	Issuance
Principal	Acquisition	Entered	Maturity	Interest	2025	2024	Cost
$780,000	DeBary	6/4/2025	7/1/2026	11.25%	$780,000	$-	$18,810

The Company amortized $4,415 and $0 of issuance cost in the aggregate during the three months ending September 30, 2025 and 2024, respectively. The Company amortized $5,662 and $0 of issuance cost in the aggregate during the nine months ending September 30, 2025 and 2024, respectively, for the Ushjo notes payable.

Notes payable as of September 30, 2025, and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
FNBD Notes Payable	$8,018,480	$8,621,519
FSB Notes Payable	2,961,673	3,361,618
Ushjo Note Payable	780,000	-
Total notes payable	11,760,153	11,983,137
Unamortized debt issuance costs	(81,146)	(81,909)
Notes payable, net of issuance cost	11,679,007	11,901,228
Less current portion	(3,424,599)	(3,410,465)
Long-term portion	$8,254,408	$8,490,763

Notes payable repayment requirements as of September 30, 2025, in the succeeding years are summarized as follows:

Remainder of 2025	$2,435,653
2026	1,985,045
2027	876,805
2028	914,210
2029	954,785
Thereafter	4,593,655
Total	$11,760,153

Convertible Debenture

Between March 18 and December 28, 2021, the Company issued $2,102,500 in aggregate principal amount of 6.00% subordinated convertible promissory notes (“Convertible Debenture”). During the year ended December 31, 2022, the Company issued $1,612,000 in aggregated principal amount of the Convertible Debenture. In March 2023 the Company issued an additional $650,000 in aggregate principal amount of Convertible Debenture to five (5) separate holders. The Convertible Debenture was convertible into the Company’s Class A common stock upon the Company’s offering for sale its shares in a initial public offering (“IPO”). At the holder’s election, the accrued interest and principal could be paid in cash or Class A common stock (such number of shares reflecting a twenty-five percent (25%) discount to the opening price per share of Class A common stock). The Convertible Debenture matured 5 years from the date of issuance to each holder. Upon an IPO, the accrued and unpaid interest was due and payable in cash on the first business day of the following month for any balance not elected to be converted into the Class A common stock. The Convertible Debenture incurred issuance costs of $40,000 that were amortized straight line over the life of the Convertible Debenture. The Company amortized $0 of issuance cost during the three months ended September 30, 2025 and 2024. The Company amortized $0 for the nine months ending September 30, 2025 and 2024.

Upon the Company’s IPO closing on August 31, 2023, the majority of Convertible Debenture holders elected to convert an aggregate of $4,014,500 of principal and $399,818 of accrued interest into 14,953 shares of Class A common stock at a conversion price of $30.00 per share. The Company recorded a beneficial conversion feature as of the date of the conversion of $1,569,395 based on the IPO price of $40 per share minus the principal and accrued interest of the Convertible Debenture balance converted into common stock. Four holders of the Convertible Debenture with an aggregate principal balance of $250,000 elected to be paid back in cash and one investor with a principal balance of $100,000 elected to be paid on February 28, 2024 including accrued interest through the date of payment at 6%. As of September 30, 2025, there is no principal amount of the Convertible Debenture outstanding.

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

On April 4, 2024, the Company entered into a new financing agreement for gross proceeds of $420,000 with a different unrelated third-party financial institution. Under the terms of the agreement, the Company had to pay $21,600 each week for 28 weeks with the first payment due April 8, 2024. The financing arrangement had an effective interest rate of 51%. The financing arrangement included an original issuance discount (“OID”) of $184,800 and issuance costs of $20,000. The OID and issuance costs associated with the financing arrangement are presented in the balance sheets as a direct deduction from the carrying amount of the financing arrangement and are amortized using the effective interest method. As of September 30, 2025, the financing arrangement has been paid in full, and the original issuance discount and issuance costs have been fully amortized.

During the three and nine months ended September 30, 2025, the Company amortized $389,987 and $923,215 of OID and issuance cost, respectively. The amounts are included in interest expense on the statement of operations. During the three and nine months ended September 30, 2025, the Company made $942,000 and $2,774,400 in payments on the loan payable. The outstanding balance of the loan payable as of September 30, 2025 and December 31, 2024, were $2,057,740 and $2,340,020. The financing arrangement is secured by an interest in virtually all assets of the Company with a first security interest in accounts receivable. The financing arrangements are guaranteed by Kimball Carr, the Company’s CEO.

Convertible Notes Payable

On March 26, 2024, Inspire entered into a securities purchase agreement with a certain investor, pursuant to which Inspire issued a convertible note payable for $500,000. The convertible note payable had a maturity date of the earlier of December 26, 2024 or the consummation of a capital raise. As of September 30, 2025, the financing arrangement has been paid in full.

On June 11, 2024, Inspire entered into a securities purchase agreement with two investors, pursuant to which Inspire issued each investor a convertible note payable”) each for $250,000. The convertible notes payable have a maturity date of the earlier of February 11, 2025 or the consummation of a capital raise. As of September 30, 2025, the financing arrangement has been paid in full.

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

As of September 30, 2025 the balance of the Convertible Notes Payable was $274,908. During the year ended December 31, 2024 the Company paid off $392,857 of the notes payable and accrued interest and converted $1,357,143 into 226,249 shares of class A common stock.

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

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table provides detailed information about our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(3,555,276)	$(9,328,339)
Net cash used in investing activities	(1,926,315)	(206,155)
Net cash provided by financing activities	5,334,147	10,036,732
Net increase (decrease) in Cash, cash equivalents and restricted cash	$(147,444)	$502,238

Operating Activities

For the nine months ended September 30, 2025, operating activities used $3,555,276 of cash compared to $9,328,339 net cash used for the nine months ended September 30, 2024. The cash used was primarily due to the Company’s net loss of $7,975,878 offset by non-cash expense of $3,524,358 which consisted of $864,293 of depreciation and amortization, $19,177 of amortization of issuance costs, $927,945 of amortization of debt discount, $184,558 of amortization of operating rights of use assets, $139,274 of stock-based compensation, $699,700 of issuance of class A common stock for services and $689,411 of debt extinguishment loss. The Company also saw positive working capital of $896,244, including decrease in accounts receivables of $11,971, $59,036 decrease in inventory, $557,401 decrease in prepaid expenses and other current assets, $5,770 decrease in other assets, $279,238 decrease in accounts payable, $684,170 increase in accrued expenses, and $142,866 decrease in operating lease liabilities.

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

Investing Activities

For the nine months ended September 30, 2025, the cash used was attributable to the purchase of property and equipment of $76,315 and payment for acquisition of business of $1,850,000.

For the nine months ended September 30, 2024, the cash used was attributable to the purchase of property and equipment of $206,155.

Financing Activities

For the nine months ended September 30, 2025, the cash provided was due to the $1,571,466 proceeds from issuance of class A common stock and pre-funded warrants, net of issuance costs, $2,285,521 proceeds from issuance of class A common stock and warrants, net of issuance costs, $1,020,295 proceeds from loans payable, $2,222,663 proceeds from issuance of convertible series B preferred stock, $761,190 proceeds from notes payable, net of discount, $250,000 proceeds from Convertible Notes Payable, $1,000,000 proceeds from issuance of convertible debenture, $2,774,400 repayments from loans payable, and $1,002,588 repayment of notes payable.

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

The most significant assumptions used in our application of the MPEEM and in the valuation analysis of acquired client lists are:

—	A useful life of 15 years where after 10 years the remaining customer base results in small positive cash flows and no terminal value was calculated.

—	A discount rate of 19.6% was selected to calculate the present value of the prospective after–tax cash flows associated with the customer base and business development relationships.

—	We utilized an annual Company sales retention rate of 74.0% (Veterinary Services industry rate) for the Customer Base.

—	The contributory asset charges are based on returns (8.3% to 19.7%) for Net Working Capital (normalized); Fixed Assets; Assembled Workforce; Trade Name; and Non-Competes.

As of September 30, 2025 and December 31, 2024, our intangible assets and goodwill balances were as follows:

	September 30,	December 31,
	2025	2024
Client List	$1,916,444	$1,916,444
Noncompete Agreement	398,300	398,300
Trademark	1,047,792	1,047,792
Other Intangible Assets	45,836	45,836
Accumulated amortization	(2,233,273)	(1,774,445)
Intangible Assets, net	1,175,099	1,633,927
Goodwill	9,088,263	8,022,082
	$10,263,362	$9,656,009

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

Interest Rate Risk

Our credit facilities bear interest at a floating rate, generally equal to the New York Prime Rate plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the MLOCA, which were $11,679,007 as of September 30, 2025. The exposure to interest rate fluctuations for the Company is considered minimal. The Company’s term loans issued under the MLOCA have a fixed interest rate for the initial five years followed by a variable interest rate. The Company has not used any financial instruments to hedge potential fluctuations in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025, September 15, 2025 and November 10, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Date: November 12, 2025	By:	/s/ Kimball Carr
Kimball Carr
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Richard Frank
Richard Frank
Chief Financial Officer (Principal Financial and Accounting Officer)